Form 10-K
period 2010-10-31
Mascot Ventures, Inc.
filed 2011-01-31
CIK 1482278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

Commission File No. 333-164845

MASCOT VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1240056
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1802 North Carson Street, Suite 212
Carson City, Nevada 89701
(Address of principal executive offices, zip code)

(646) 520-7426
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☐   No    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☒   No  ☐

At April 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $186,000.  At January 27, 2011, there were 11,860,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.  At October 31, 2010, the end of the Registrant’s most recently completed fiscal year, there were 11,860,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

MASCOT VENTURES INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Mascot Ventures Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 84.2% control the Company’s two officers and directors collectively hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the  ”Company”, “Mascot Ventures Inc.”, “we”, “us,” or “our” are to Mascot Ventures Inc.

PART I

ITEM 1.	BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

On September 25, 2007, the Company was incorporated under the laws of the State of Nevada. We are engaged in the business of acquisition, exploration and development of natural resource properties.

Wendy Wildmen has served as our President and Chief Executive Officer, and Treasurer, from October 3, 2007 until the current date.  Our board of directors is comprised of two persons:  Ms. Wildmen and Clive Hope.

We are authorized to issue 75,000,000 shares of common stock, par value $.001 per share. In October 2007 we issued 5,000,000 shares of common stock to each of our two directors, for an aggregate issuance of 10,000,000 shares.  Said issuances were paid at a purchase price of the par value $.001 per share or a total of $10,000.

IN GENERAL

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in the Monty Lode Claim located in Clark County, State of Nevada, that we call the “Monty Lode Property.”  We are currently conducting mineral exploration activities on the Monty Lode Property in order to assess whether it contains any commercially exploitable mineral reserves.  Currently there are no known mineral reserves on the Monty Lode Property.

We have not earned any revenues to date.  Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The source of information contained in this discussion is our geology report prepared by Laurence Sookochoff, P. Eng., dated September 23, 2009.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of silver and other minerals. We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claims possess commercially exploitable mineral deposits. If our claim does not contain any reserves all funds that we spend on exploration will be lost.

ACQUISITION OF THE MONTY LODE PROPERTY

On September 23, 2009, we purchased a 100% undivided interest in a mineral claim known as the Monty Lode Claim for a price of $6,500. The claims are in good standing until December 31, 2011.

We engaged Laurence Sookochoff, P. Eng., to prepare a geological evaluation report on the Monty Lode Property. Mr. Sookochoff is a consulting professional geologist in the Geological Section of the Association of Professional Engineers and Geoscientists of British Columbia. Mr. Sookochoff attended the University of British Columbia and holds a Bachelor of Science degree in geology.

 The work completed by Mr. Sookochoff in preparing the geological report consisted of a review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historical files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims.

We received the geological evaluation report on the Monty Lode Property entitled “Geological Evaluation Report on the Monty Lode Mining Claim, Yellow Pine Mining District, Clark County, Nevada, USA” prepared by Mr. Sookochoff on September 23, 2009.  The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration.  The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.  The description of the Monty Lode Property provided below is based on Mr. Sookochoff’s report.

DESCRIPTION OF PROPERTY

The property owned by Mascot Ventures is the Monty Lode Claim which is comprised of one located mineral claim.  The Monty Lode Claim is located within Township 25S, Range 58E, Sections 28 & 33 in the Yellow Pine Mining District of Clark County Nevada.  Access from Las Vegas, Nevada to the Monty Lode Claim is southward via Interstate Highway 15 for approximately 31 miles, to within five miles past Jean, Nevada, and then westerly for seven miles to the Monty Lode Claim.  The entire distance from Las Vegas to the Monty Lode Claim is approximately 39 miles.

The claim was recorded with the Recorder’s Office in Clark County, NV and the Bureau of Land Management.

PHYSIOGRAPHY, CLIMATE, VEGETATION & WATER

The Monty Lode Property is situated in Nevada, at the southern end of the Sheep Mountain Range, a north-south trending range of mountains with peaks reaching an elevation of 4,184 feet. The western portion of the claim covers a plateau-like area at an elevation of 1,300 feet with a range of elevation on the property of a maximum of 100 feet.

The area is of a typically desert climate and relatively high temperature and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

PROPERTY HISTORY

The  Monty Lode Property is situated in the Yellow Pine Mining District, which stems from 1856, when Mormon missionaries reported ore in the area.  In 1857, the smelting of ore produced approximately 9,000 pounds of lead, and in 1898, a mill was built south of Goodsprings, near the Monty Lode Property.  As a result of the mill availability, exploration activity led to the discovery of many of the mines in the area. The completion of the San Pedro, Los Angeles and Salt Lake railroads in 1905 and recognition of oxidized zinc minerals in the ore in 1906 stimulated development of the mines and the region has been subject to intermittent activity up to 1964, particularly during the World War I and II years.

Production from the mines of the Yellow Pine Mining District from 1902 to 1929 was 477,717 tons. Bullion recovery from 7,656 tons of this ore by amalgamation and cyanidation was 9,497 ounces of gold and 2,445 ounces of silver. The concentrator treated 230,452 tons of ore which yielded 58,641 tons of lead-zinc concentrate and 32,742 tons of lead concentrate.  Crude ore shipped to 1929 was 227,952 tons from which recovery amounted to 3,196 ounces gold, 422,379 ounces silver, 3,085,675 pounds copper, 34,655,460 pounds lead and 110,833,051 pounds zinc.

Reported production from the Monty Lode Property workings is included in production from the mines within the immediate area of the Monty Lode Claim including Reported production from the Monty Lode Property workings is included in production from the mines within the immediate area of the Monty Lode Claim including production from the Christmas Mine and the Eureka Mine. The three mines reported production of 532,505 lb lead, 449,886 lb zinc, 16,635 oz silver, 2 oz gold and 195 lb copper.

REGIONAL GEOLOGY

In the Yellow Pine district, the Spring Mountain Range in the west, and the Sheep Mountain Range in the east consist maily of Paleozoic sediments which have undergone intense folding accompanied by faulting.  A series of Carnoniferous sediments consist largely of siliceous limestones and include strata of pure crystalline limestone and dolomite with occasional intercalated beds of fine grained sandstone. These strata have a general west to southwest dip of from 15 to 45 degrees which is occasionally disturbed by local folds. Igneous rocks are scarce and are represented chiefly by quartz-monzonite porphyry dikes and sills. The quartz-monzonite porphyry is intruded into these strata and is of post-Jurassic age, perhaps Tertiary.

STRATIGRAPHY

The sedimentary rocks in the district range in age from Upper Cambrian to Recent. The Paleozoic section includes the Cambrian Bonanza King and Nopah Formations, the Devonian Sultan, Mississippian Monte Cristo Limestone, Pennsylvanian/Mississippian Bird Spring Formation and Permina Kaibab Limestone (Carr, 1987).

The Mesozoic section is comprised only of the Trissic Moenkopi and Chinle Formations and an upper Mesozoic unit of uncertain age termed the Lavinia Wash Formation. The Paleozoic rocks are dominantly carbonates while the Mesozoic units are continental clastics. Tertiary rocks include gravels and minor volcanic tuffs.

Only two varieties of intrusive rocks are known in the district. The most abundant is granite porphyry which forms three large sill-like masses (Hewett, 1931). The sills generally lie near major thrust faults and are thought to have been emplaced along breccia zones at the base of the upper plate of the thrust fault. Locally, small dikes of basaltic composition and uncertain age have been encountered in some of the mine workings.

STRUCTURE

The region reveals an amazing record of folding, thrust faulting and normal faultings. Folding began in the early Jurassic, resulting in broad flexures in the more massive units and tight folds in the thinly bedded rocks. The thrust faults in the district are part of a belt of thrust faulted rocks, the Foreland Fold and Thrust Belt that stretches from southern Canada to southern California. Deformation within this belt began in the Jurassic and continued until Cretaceous time. Within the Goodsprings District thrust faulting appears to post-date much of the folding, but despite intensive study the actual age of thrusting continues to be the subject of contentious debate. Three major thrusts have been mapped; from west to east, the Green Monster, Keystone and Contact thrusts.

Of these, the Keystone is the most persistent along strike having been mapped for a distance of over 50 kilometers. The stratigraphic relationships along the Keystone fault are similar to those for all the major thrusts in the area. The Cambrian Bonanza King Formation has been thrust eastward over younter Paleozoic rocks.

PROPERTY GEOLOGY

The Monty Lode Claim covers some former exploratory workings which explored mineralization hosted by a breccia zone parallel to bedding in the Bird Spring Formation.

REGIONAL MINERALIZATION

ORE MINERALOGY AND ALTERATION

It is reported (Albritton, 1954) that ore deposits in the Goodsprings (Yellow Pine) district can at best be characterized as enigmatic. They appear to fall into two distinct types, which may or may not be related, gold-copper deposits and lead-zinc deposits. Gold-copper deposits are clearly related to sill-like masses of granite porphyry. All existing mines worked the contact between the intrusive and surrounding sedimentary rock. Gold occurred in both the instrusive and the carbonate wall rocks. It appears any carbonate unit was a suitable host.

The lead-zinc deposits are often distant from the intrusives and occur as veins or replacements of brecciated rocks along fault zones, either thrust faults or normal faults. Unlike the gold deposits, the productive lead-zinc deposits are restricted to the Monte Cristo Formation.

Mineralogy of gold-copper deposits consists of native gold, pyrite, limonite, cinnabar, malachite, azurite and chrysocolla. Lead-zinc deposits are comprised of hydrozincite, calamine, smithsonite, cerrusite, anglesite, galena and iron oxides. The rather unusual mineralogy of the district is due to the great depth of surface oxidation; exceeding 600 feet.

ORE MINERALOGY AND ALTERATION

Typical sulfides such as chalcopyrite, sphalerite and pyrite have been partially or completely altered to more stable hydrated carbonates and sulfates. Only the highly insoluble lead sulfide, galena has successfully resisted surface oxidation.

Primary alteration is difficult to characterize due to the supergene overprint, but again appears to differ for gold-copper deposits and lead-zinc deposits. Gold-copper ores have been extensively sericitized and kaolinized, alterning the host pluton to a rock that can be mined through simple excavation with little or no blasting. The rock is so thoroughly altered it decrepitates on exposure to the atmosphere. On the other hand, lead-zinc deposits appear to be characterized by dolomization and minor silicification.

PROPERTY MINERALIZATION

The workings on the Monty Lode Claim reveal silver/lead/zinc mineralization with vanadinite and cuprodescloizite in a limesone breccia zone parallel to bedding in the Bird Spring Formation. Gold is also reported.

PRESENT PROPERTY CONDITION AND PERMITTING REQUIREMENTS

The Monty Lode Property has no plant and equipment, infrastructure or other facilities, and there is currently no exploration of the Monty Lode Property.  We have incurred $104,855 in operating costs, which sum includes $240 of exploration expenditures, as at October 31, 2010.  We expect to incur $94,000 of exploration costs to complete Phases 1, 2 and 3 of our Plan of Operation, with Phase 3 being Positive areas of the Monty Lode Property being diamond drill tested.  There is no source of power or water on the Monty Lode Property that can be utilized.

A yearly maintenance fee of $125.00 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year.  No other permits are required for us to perform the exploration activities on the Monty Lode Property.

[remainder of page intentionally left blank]

MASCOT VENTURES INC.
MONTY LODE
MINING CLAIM
Kingston
Sandy
VALLEY
STATE LINE
T. 25 S.
T. 26 S.
R. 58 E.
Qal
PPMb
Mm
Ds
DCg
Tv
TKi
DEVIL PEAK
5865
Borax
2703
PACIFIC
95
CLARK COUNTY
WESTERN CLARK COUNTY
KILOMETRES
0
5
10
MILES
0
5

Figure 6.

Regional Geology

CONDITIONS TO RETAIN TITLE TO THE CLAIM

State and Federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with Federal regulations, the Monty Lode Claim is in good standing to December 31, 2011.  A yearly maintenance fee of $125.00 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year.

COMPETITIVE CONDITIONS

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for minerals. We are a very early stage mineral exploration company and a very small participant in the mineral exploration business. Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners. Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

 GOVERNMENT APPROVALS AND RECOMMENDATIONS

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in USA generally, and in Nevada specifically.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We currently have no costs to comply with environmental laws concerning our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our initial programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended three phases described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

EMPLOYEES

We currently have no employees other than our directors. We intend to retain the services of geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements.

OUR EXECUTIVE OFFICES

Our executive offices are located at 1802 North Carson Street, Suite 212, Carson City, Nevada 89701

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 1802 North Carson Street, Suite 212, Carson City, Nevada 8970.  Our telephone number is (646) 520-7426.

We believe that this space is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  (REMOVED AND RESERVED).

 None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our shares of common stock do not trade on an exchange or on any over-the-counter market.

We intend to have our common stock be quoted on the OTC Bulletin Board.  If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it:

(1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and
(2) securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board our securities will trade on the OTC Bulletin Board until a future time, if at all, that we apply and qualify for admission to quotation on the NASDAQ Capital Market. We may not now and it may never qualify for quotation on the OTC Bulletin Board or be accepted for listing of our securities on the NASDAQ Capital Market.

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer of Henderson, Nevada.  Their address is 1859 Whitney Mesa Dr., Henderson, Nevada 89014 and their telephone number is (702) 818-5898.

HOLDERS

As of June 14, 2010, the Company had 11,860,000 shares of our common stock issued and outstanding held by 41 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended October 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $104,855 in operating expenses from inception through October 31, 2010.  These expenses were comprised of $37,000 in management fees and $67,855 in general and administrative costs.  We incurred net loss of $65,293 and $19,118 for the years ended October 31, 2010 and 2009, respectively.  Our net loss since inception (September 25, 2007) through October 31, 2010 was $103,943.  The following table provides selected financial data about our company for the years ended October 31, 2010 and 2009.

Balance Sheet Data	October 31, 2010	October 31, 2009
Cash and Cash Equivalents	$5,996	$42,850
Total Assets	$17,481	$49,450
Total Liabilities	$15,424	$-0-
Shareholders’ Equity	$2,057	$49,350

GOING CONCERN

Mascot Ventures Inc. is an exploration stage company and currently has no operations.  Our independent auditor has issued an audit opinion for Mascot Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2010 was $5,966 with $15,424 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $35,000.  If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.  Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first and second phases of the three phased exploration program on our claim.  In addition to the $19,000 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $16,000 on general and administration expenses including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $35,000.  If we experience a shortage of funds prior to funding we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Phase 1: Localized soil surveys, trenching and sampling over known and indicated mineralized zones.

Phase 2: VLF-EM and magnetometer surveys.

Phase 3: Positive areas will need to be diamond drill tested. The amount of drilling will depend on the success of phase 1 and 2.

BUDGET
$
Phase 1	7,000
Phase 2	12,000
Phase 3	75,000
Total	94,000

We plan to commence Phase 1 of the exploration program on the claim in spring 2011. We expect this phase to take two weeks to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management’s estimates based upon the recommendations of the professional geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program.  Subject to the results of phase 1, we anticipate commencing with phase 2 in summer 2011.  We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding.  We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Mascot Ventures Inc
(An Exploration Stage Company)
Carson City, Nevada

We have audited the accompanying balance sheets of Mascot Ventures Inc (the “Company”) as of October 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for each of the years then ended and for the period from September 25, 2007 (inception) through October 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mascot Ventures Inc as of October 31, 2010 and 2009, and the related statements of operations and cash flows for each of the years then ended and for the period from September 25, 2007 (inception) through October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas
January 27, 2011

MASCOT VENTURES INC
(An Exploration Stage Company)
Balance Sheets

	October 31, 2010	October 31, 2009

ASSETS

Current Assets
Cash and cash equivalents	$5,996		$42,850
Pre-paid expense	4,985		-
Total current assets	10,981		42,850

Other Assets
Mining Claim	6,500		6,500

TOTAL ASSETS	$17,481		$49,350

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$15,424	$
TOTAL LIABILITIES	$15,424		$-

STOCKHOLDERS' EQUITY

Common stock, ($0.001 par value, 75,000,000 shares authorized 11,860,000 shares issued and outstanding at October 31, 2010 and 2009 respectively	11,860		11,860
Additional paid-in capital	94,140		76,140
Deficit accumulated during exploration stage	(103,943)		(38,650)
TOTAL STOCKHOLDERS' EQUITY	2,057		49,350

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$17,481		$49,350

The accompanying footnotes are an integral part of these financial statements.

MASCOT VENTURES INC
(An Exploration Stage Company)
Statements of Operations

			Inception
			(September 25, 2007)
	Year Ended	Year Ended	Through
	October 31, 2010	October 31, 2009	October 31, 2010

Operating Costs

General & Administative	$65,293	$20,030	$104,855

Total Operating Costs	(65,293)	(20,030)	(104,855)

Interest Income	-	912	912

Net Loss	$(65,293)	$(19,118)	$(103,943)

	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	11,860,000	11,643,764

The accompanying footnotes are an integral part of these financial statements.

MASCOT VENTURES INC
(An Exploration Stage Company)
Statements of  Stockholders' Equity
Period from September 25, 2007 (inception) through October 31, 2010

				Deficit
				Accumulated
			Additional	During
	Common	Stock	Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Stock issued to founders for cash	10,000,000	$10,000	-	$-	$10,000
Donated services	-	-	1,500	-	1,500
Net loss	-	-	-	(1,507)	(1,507)
Balance October 31, 2007	10,000,000	10,000	1,500	(1,507)	9,993

Stock issued for cash	1,540,000	1,540	15,460	-	17,000
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(18,025)	(18,025)
Balance October 31, 2008	11,540,000	11,540	34,960	(19,532)	26,968

Stock issued for cash	320,000	320	23,180	-	23,500
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(19,118)	(19,118)
Balance October 31, 2009	11,860,000	11,860	76,140	(38,650)	49,350

Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(65,293)	(65,293)
Balance October 31, 2010	11,860,000	$11,860	$94,140	$(103,943)	$2,057

The accompanying footnotes are an integral part of these financial statements.

MASCOT VENTURES INC
(An Exploration Stage Company)
Statements of Cash Flows

			Inception
			(September 25, 2007)
	Year Ended	Year Ended	Through
	October 31, 2010	October 31, 2009	October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,293)	$(19,118)	$(103,943)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Donated services	18,000	18,000	55,500
Changes in operating assets and liabilities:
Pre-paid expense	(4,985)	-	(4,985)
Accounts payable	15,424	-	15,424

Net cash provided by (used in) operating activities	(36,854)	(1,118)	(38,004)

CASH FLOWS FROM INVESTING ACTIVITIES
Mining Claim	-	(6,500)	(6,500)
Net cash (used in) investing activities	-	(6,500)	(6,500)
CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	23,500	50,500

Net cash provided by financing activities	-	23,500	50,500

Net increase in cash	(36,854)	15,882	5,996

Cash and cash equivalents at beginning of period	42,850	26,968	-

Cash and cash equivalents at end of period	$5,996	$42,850	$5,996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying footnotes are an integral part of these financial statements.

MASCOT VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
Period from September 25, 2007 (Inception) through October 31, 2010

1.  NATURE OF OPERATIONS

Mascot Ventures Inc. (“The Company”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties.  The Company is in the exploration stage with no revenues and limited operating history.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year end is October 31.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Exploration Stage Company

The Company complies with Financial Accounting Standards Codification (“ASC”) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an exploration stage enterprise.

MASCOT VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
Period from September 25, 2007 (Inception) through October 31, 2010

Mineral Interests

The Company’s management has considered the conditions outlined in ASC 360, “Property, Plant and Equipment,” and has concluded no impairment of the $6,500 mining claim acquisition costs on the Property has taken place for the year ended October 31, 2010. Mineral property acquisition costs are capitalized in accordance with ASC 930. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties

Impairment of Long-lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Fair Value of Financial Instrument

The Company’s financial instruments consisted of cash and accounts payable. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Income Taxes

The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At October 31, 2010 and 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

MASCOT VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
Period from September 25, 2007 (Inception) through October 31, 2010

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, SUBSEQUENT EVENTS (“ASC 855”). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and become effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES (“ASC 820”). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and become effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company’s results of operations, financial position or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

3.  RELATED PARTY  TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $100,000. The assigned rights are valued at $1,000 per month for executive compensation and $500 for rent. A total of $55,500 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital) for the period from September 25, 2007 (inception) to October 31, 2010.

4.  ACCOUNTS PAYABLE & PREPAID EXPENSE

As of 10/31/2010 there is a total of $15,424 in accounts payable; most of this total outstanding represents legal expenses.

As of 10/31/10 there is a total $4,985 in prepaid expenses, this being a retainer fee paid for consulting services.

MASCOT VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
Period from September 25, 2007 (Inception) through October 31, 2010

5.  COMMON SHARES

a)	In October 2007 the Company issued 5,000,000 common shares of the Company to each of two Directors at $0.001 per share for cash proceeds of $5,000 from each director.

b)	In November 2007 the Company issued 1,500,000 common shares of the Company at $0.01 per share for cash proceeds of $15,000.

c)	In June 2008 the Company issued 40,000 common shares of the Company at $0.05 per share for cash proceeds of $2,000.

d)	In November 2008, the Company authorized for issue 20,000 common shares of the Company at $0.05 per share for cash proceeds of $1,000.

e)	In July 2009 the Company authorized for issue 150,000 common shares of the Company at $0.05 per share for cash proceeds of $7,500.

f)	In July 2009, the Company authorized for 150,000 common shares of the Company at $.10 per share for cash proceeds of $15,000.

At October 31, 2010 there are total of 11,860,000 shares of the Company’s common shares issued and outstanding.

MASCOT VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
Period from September 25, 2007 (Inception) through October 31, 2010

6.   INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax consists of the following for the periods ending:

	Oct 31, 2010	Oct 31, 2009

Federal income tax benefit attributed to:
Net operating loss	22,200	6,500
Valuation allowance	(22,200)	(6,500)
Net benefit	-	-

The cumulative tax effect at the expected rate of 34% of significant	Oct 31, 2010	Oct 31, 2009

items comprising our net deferred tax amount is as follows:
Deferred tax attributed:
Net operating loss carryover	35,340	13,140
Less: change in valuation allowance	(35,340)	(13,140)
Net deferred tax asset	-	-

At October 31, 2010, the Company had an unused net operating loss carry-forward approximating $103,900 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

7. SUBSEQUENT EVENTS

On November 26, 2011 the director made a loan of $10,000 to the Company to cover on going general and administrative costs.  The loan was made pursuant to an oral agreement dated November 26, 2011, whereby the loan is payable on demand, has no term and carrries no interest.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of October 31, 2010.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of October 31, 2010, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•  Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Wendy Wildmen, our President, Chief Executive Officer, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, Ms. Wildmen concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.
The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of October 31, 2010.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended October 31, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of October 31, 2010 are as follows:

Name	Age	Positions and Offices

Mr. Wendy Wildmen	48	President, Chief Executive Officer, Treasurer and Director

Mr. Clive Hope	57	Secretary & Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office.  Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

WENDY WILDMEN, AGE 48

Ms. Wildmen has served as our President, Chief Executive Officer and a Director since October 3, 2009.  Ms. Wildmen has been a contract instructor for various community colleges in the Province of Ontario, Canada, since 1989, teaching primarily in the field of economics.   Ms. Wildmen earned her B.A. Degree in Economics from Simon Fraser University, of British Columbia, Canada, followed by her M.A. in Economics, in 1987, at the University of Waterloo, Ontario, Canada.  These experiences, qualifications and attributes have led to our conclusion that Ms. Wildmen should be serving as a member of our Board of Directors in light of our business and structure.

CLIVE HOPE, AGE 57

Mr. Hope has been our Secretary and a Director since incorporation.  Mr. Hope has been employed as a pipe fitter for Syncrude Canada since September 1988.  These experiences, qualifications and attributes have led to our conclusion that Mr. Hope should be serving as a member of our Board of Directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee.  The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended October 31, 2010, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended October 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended October 31, for the fiscal year ended as indicated.

						Non-Equity
Name and						Incentive	Nonqualified
Principal				Stock	Option	Plan	Deferred	All Other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	Compensation($)	Compensation($)	Compensation($)	Total($)
Wendy Wildmen (1)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Clive Hope (2)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

(1) President and Chief Executive Officer, Treasurer and Director.  Pursuant to a letter agreement, dated November 19, 2009, (i) the Company is obligated to pay Wendy Wildmen, the Company’s President and Chief Executive Officer, and a Director, for a term of two years, $1,000 per month, as consideration for Ms. Wildmen serving and performing her duties as President of the Company, and (ii)  Wildmen shall assign her right to such compensation of $1,000 per month to the Company, until such time as the Company closes on an equity or debt financing of not less than $100,000.
(2) Chief Financial Officer, Secretary and Director.

 None of our directors have received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

Pursuant to a letter agreement, dated November 19, 2009, (i) the Company is obligated to pay Wendy Wildmen, the Company’s President and Chief Executive Officer, Treasurer and a Director, for a term of two years, $1,000 per month, as consideration for Ms. Wildmen serving and performing her duties as President of the Company, and (ii)  Ms. Wildmen shall assign her right to such compensation of $1,000 per month to the Company, until such time as the Company closes on an equity or debt financing of not less than $100,000.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of October 31, 2010:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Wendy Wildmen	0	0	0	0	0	0	0

Clive Hope	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of October 31, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 11,860,000 shares of our common stock issued and outstanding as of October 31, 2010.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares
Title of Class	of Beneficial Owner (1)	Owned Beneficially	Percent of Class Owned

Common Stock:	Mr. Wendy Wildmen, President, President, Chief Executive Officer, Treasurer and Director	5,000,000	42.1%

Common Stock:	Mr. Clive Hope,	5,000,000	42.1%
	Chief Financial Officer, Secretary and Director

All executive officers and directors as a group (2 persons)		10,000,000	84.2%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Mascot Ventures Inc., 1802 North Carson Street, Suite 212, Carson City, Nevada 89701.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a letter agreement, dated November 19, 2009, (i) the Company is obligated to pay Wendy Wildmen, the Company’s President and Chief Executive Officer, Treasurer and a Director, for a term of two years, $1,000 per month, as consideration for Ms. Wildmen serving and performing her duties as President of the Company, and (ii) Ms. Wildmen shall assign her right to such compensation of $1,000 per month to the Company, until such time as the Company closes on an equity or debt financing of not less than $100,000.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended October 31, 2010 and 2009, the total fees charged to the company for audit services, including quarterly reviews were $9,225 and $5,600, for audit-related services were $2,615 and $1,100 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant’s Form S-1 (File No. 333-164845), filed with the Commission on February 10, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASCOT VENTURES INC.
(Name of Registrant)

Date: January 31, 2011	By:	/s/ Wendy Wildmen
		Name:	Wendy Wildmen
		Title:	President, Chief Executive Officer, Treasurer (and principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant’s Form S-1 (file no. 333-164845), filed with the Commission on February 10, 2010.