Form 10-Q
period 2011-04-30
Mascot Ventures, Inc.
filed 2011-06-13
CIK 1482278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54298

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):  Yes ☒   No☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 7, 2011, there were 11,860,000 shares of common stock, $0.001 par value per share, outstanding.

MASCOT VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 30, 2011

INDEX

		Page

	Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of April 30, 2011 (unaudited) and October 31, 2010.	4

	Statements of Operations for the three and six months ended April 30, 2011 and 2010, and the period from September 25, 2007 (Inception) to April 30, 2011 (unaudited).	5

	Statements of Cash Flows for the six months ended April 30, 2011 and 2010, and the period from September 25, 2007 (Inception) through April 30, 2011 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4T.	Controls and Procedures.	11

	Part II. Other Information

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	(Removed and Reserved).	12

Item 5.	Other Information.	12

Item 6.	Exhibits.	13

Signatures		14

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

 PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

MASCOT VENTURES INC
(An Exploration Stage Company)
Balance Sheets

	April 30, 2011	October 31, 2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$906	$5,996
Pre-paid expense	4,985	4,985
Total current assets	5,891	10,981

Other Assets
Mining Claim	6,500	6,500
TOTAL ASSETS	$12,391	$17,481

LIABILITIES & STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities
Accounts payable	$-	$15,424
Loan from shareholder	25,600	-
TOTAL LIABILITIES	25,600	15,424

STOCKHOLDERS' EQUITY (DEFICIT)

75,000,000 common shares authorized at par value of $0.001
Common stock, ($0.001 par value, 75,000,000 shares
11,860,000 shares issued and outstanding at April 30, 2011
and October 31, 2010 respectively	11,860	11,860
Additional paid-in capital	103,140	94,140
Deficit accumulated during exploration stage	(128,209)	(103,943)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(13,209)	2,057

Total Stockholders' Equity

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$12,391	$17,481

MASCOT VENTURES INC
(An Exploration Stage Company)
Statements of Operations (Unaudited)

	Three Months Ending	Three Months Ending	Six Months Ending	Six Months Ending	Inception (September 25, 2007) Through
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010	April 30, 2011

Operating Costs

General and Administative	$12,168	$11,197	$24,266	30,742	129,121

Total Operating Costs	(12,168)	(11,197)	(24,266)	(30,742)	(129,121)

Interest Income	-	-	-	-	912

Net Loss	$(12,168)	$(11,197)	$(24,266)	$(30,742)	$(128,209)

	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average number of common shares outstanding	11,860,000	11,860,000	11,860,000	11,860,000

MASCOT VENTURES INC
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months	Six Months	Inception (September 25, 2007)
	Ended	Ended	Through
	April 30, 2011	April 30, 2010	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,266)	$(30,742)	$(128,209)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Donated services	9,000	9,000	64,500
Changes in operating assets and liabilities:
Pre-paid expense	-	-	(4,985)
Accounts Payable	(15,424)	900	-

Net cash provided by (used in) operating activities	(30,690)	(20,842)	(68,694)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mining claim	-	-	(6,500)
Net cash (used in) investing activities	-	-	(6,500)
CASH FLOWS FROM FINANCING ACTIVITIES

Loan from shareholder	25,600	-	25,600
Issuance of common stock for cash	-	-	50,500
Net cash provided by financing activities	25,600	-	76,100
		-
Net change in cash and cash equivalents	(5,090)	(20,842)	906

Net increase in cash
Cash and cash equivalents at beginning of period	5,996	42,850	-
Cash and cash equivalents at end of period	$906	$22,008	$906

			-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

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

2.  RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $100,000. The $64,500 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital) for the period from September 25, 2007 (inception) to April 30, 2011 and $9,000 for the six months ended April 30, 2011 and April 30, 2010.

3.  LOAN FROM RELATED PARTY (SHAREHOLDER)

In the six month period ending April 30, 2011, the majority shareholder loaned the company a total of $25,600 in order to assist in meeting general and administrative expenses.  This loan carries no interest or maturity date.

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

Mascot Ventures Inc. (the “Company”) was incorporated in the State of Nevada on September 25, 2007 and established a fiscal year end of October 31.  It is a development-stage Company.

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

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to April 30, 2011, we have raised a total of $50,500 from private offerings of our common stock and received proceeds of $25,600 from a shareholder.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Accounting Standards Codification “ASC 830”, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first and second phases of the three phased exploration program on our claim.  In addition to the $19,000 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $16,000 on general and administration expenses including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $35,000.  If we experience a shortage of funds prior to funding we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Phase 1: Localized soil surveys, trenching and sampling over known and indicated mineralized zones.

Phase 2: VLF-EM and magnetometer surveys.

Phase 3: Positive areas will need to be diamond drill tested. The amount of drilling will depend on the success of phase 1 and 2.

BUDGET
$
Phase 1	7,000
Phase 2	12,000
Phase 3	75,000
Total	94,000

We plan to commence Phase 1 of the exploration program on the claim in fall 2011. We expect this phase to take two weeks to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management’s estimates based upon the recommendations of the professional geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program.  Subject to the results of phase 1, we anticipate commencing with phase 2 in winter 2011.  We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding.  We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

Results of Operations

Three and Six-Month Periods Ended April 30, 2011 and 2010

We recorded no revenues for the three and six months ended April 31, 2011.  From the period of September 25, 2007 (inception) to April 31, 2011, we recorded no revenues.

General and administrative expenses were $9,168 and management fees were $3,000 for the three months ending April 31, 2011.  General and administrative expenses were $18,266 and management fees were $6,000 for the six months ending April 31, 2011.   Operating expenses, consisting solely of general and administrative expenses in this second quarter of 2010 consist primarily of management fees, rent, filing fees, license and permits, share transfer fees, and accounting and legal fees.  From the period of September 25, 2007 (inception) to April 30, 2011, we incurred operating expenses of $129,121.

Liquidity and Capital Resources

At April 30, 2011, we had a cash balance of $906.  We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of April 30, 2011.

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

MASCOT VENTURES INC.
(Name of Registrant)

Date: June 13, 2011	By:	/s/ Wendy Wildmen
Name: Wendy Wildmen
Title: President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-164845), as filed with the Securities and Exchange Commission on February 2, 2010.