Form 10-K
period 2011-10-31
Mascot Ventures, Inc.
filed 2012-01-30
CIK 1482278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☒    No  ☐

At April 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $186,000.  At January 23, 2011, there were 11,860,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.  At October 31, 2011, the end of the Registrant’s most recently completed fiscal year, there were 11,860,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

ACQUISITION OF THE MONTY LODE PROPERTY

On September 23, 2009, we purchased a 100% undivided interest in a mineral claim known as the Monty Lode Claim for a price of $6,500. The claims are in good standing until September 1, 2012.

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

The claim is recorded with the Recorder’s Office in Clark County, NV and the Bureau of Land Management.

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

PRESENT PROPERTY CONDITION AND PERMITTING REQUIREMENTS

The Monty Lode Property has no plant and equipment, infrastructure or other facilities, and there is currently no exploration of the Monty Lode Property.  We have incurred $147,324 in operating costs, which sum includes $240 of exploration expenditures, as at October 31, 2011.  We expect to incur $94,000 of exploration costs to complete Phases 1, 2 and 3 of our Plan of Operation, with Phase 3 being Positive areas of the Monty Lode Property being diamond drill tested.  There is no source of power or water on the Monty Lode Property that can be utilized.

A yearly maintenance fee of $140 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year.  No other permits are required for us to perform the exploration activities on the Monty Lode Property.

CONDITIONS TO RETAIN TITLE TO THE CLAIM

State and Federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with Federal regulations, the Monty Lode Claim is in good standing to September 1, 2012.  A yearly maintenance fee of $140 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year.

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

OUR EXECUTIVE OFFICES

Our executive offices are located at 1802 North Carson Street, Suite 212, Carson City, Nevada 89701.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current business address is 1802 North Carson Street, Suite 212, Carson City, Nevada 89701.  Our telephone number is (646) 520-7426.

We believe that this space is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  (REMOVED AND RESERVED).

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since March 30, 2011, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB, under the stock symbol “MCTV”.  The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB.  The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended October 31, 2011	$0.00	$0.00
Three Months Ended July 31, 2011	$0.00	$0.00
Three Months Ended April 30, 2011	$0.00	$0.00

HOLDERS

As of the date of this report, there were 11 holders of record of our common stock. As of October 31, 2011 the Company had 11,860,000 shares of common stock issued and outstanding held by 11 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended October 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $147,324 in operating expenses from inception through October 31, 2011. These expenses were comprised of $73,500 in management fees and rent and $73,824 in general and administrative costs. We incurred net loss of $42,469 and $65,293 for the years ended October 31, 2011 and 2010, respectively. Our net loss since inception (September 25, 2007) through October 31, 2011 was $146,412.  The following table provides selected financial data about our company for the years ended October 31, 2011 and 2010.

Balance Sheet Data	October 31, 2011	October 31, 2010
Cash and Cash Equivalents	$22,938	$5,996
Total Assets	$29,438	$17,481
Total Liabilities	$51,850	$15,424
Stockholders’ Equity (Deficit)	$(22,412)	$2,057

GOING CONCERN

Mascot Ventures Inc. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Mascot Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2011 was $22,938 with $51,850 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $35,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

We plan to commence Phase 1 of the exploration program on the claim in spring 2012.  We expect this phase to take two weeks to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management’s estimates based upon the recommendations of the professional geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program.  Subject to the results of phase 1, we anticipate commencing with phase 2 in summer 2012.  We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding.  We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Mascot Ventures Inc.
(An Exploration Stage Company)
Carson City, Nevada

We have audited the accompanying balance sheets of Mascot Ventures Inc. (the “Company”) as of October 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended October 31, 2011 and for the period from September 25, 2007 (inception) through October 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mascot Ventures, Inc. as of October 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2011 and for the period from September 25, 2007 (inception) through October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas
January 30, 2012

MASCOT VENTURES INC.
(An Exploration Stage Company)
Balance Sheets

	October 31, 2011	October 31, 2010

ASSETS

Current Assets
Cash and cash equivalents	$22,938	$5,996
Pre-paid expense	-	4,985
Total current assets	22,938	10,981

Other Assets
Mining Claim	6,500	6,500
TOTAL ASSETS	$29,438	$17,481

LIABILITIES & STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities
Accounts payable	$-	$15,424
Loan from shareholder	51,850	-
TOTAL LIABILITIES	51,850	15,424

STOCKHOLDERS' EQUITY (DEFICIT)

75,000,000 common shares authorized at par value of $0.001

11,860,000 shares issued and outstanding at October 31, 2011
and October 31, 2010 respectively	11,860	11,860
Additional paid-in capital	112,140	94,140
Deficit accumulated during exploration stage	(146,412)	(103,943)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(22,412)	2,057

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$29,438	$17,481

The accompanying footnotes are an integral part of these financial statements.

MASCOT VENTURES INC.
(An Exploration Stage Company)
Statements of Operations

			Inception
			(September 25, 2007)
	Year Ending	Year Ending	Through
	October 31, 2011	October 31, 2010	October 31, 2011

Operating Costs

General and Administrative	$42,469	$65,293	$147,324

Total Operating Costs	(42,469)	(65,293)	(147,324)

Interest Income	-	-	912

Net Loss	$(42,469)	$(65,293)	$(146,412)

Net Loss per share basic and diluted	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding
basic and diluted	11,860,000	11,860,000

The accompanying footnotes are an integral part of these financial statements.

MASCOT VENTURES INC.
(An Exploration Stage Company)
Statements of  Stockholders' Equity (Deficit)
Period from September 25, 2007 (inception) through October 31, 2011

				Deficit
				Accumulated
			Additional	During
	Common	Stock	Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Stock issued to founders for cash	10,000,000	$10,000	$-	$-	$10,000
Donated services	-	-	1,500	-	1,500
Net loss	-	-	-	(1,507)	(1,507)
Balance October 31, 2007	10,000,000	10,000	1,500	(1,507)	9,993

Stock issued for cash	1,540,000	1,540	15,460	-	17,000
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(18,025)	(18,025)
Balance October 31, 2008	11,540,000	11,540	34,960	(19,532)	26,968

Stock issued for cash	320,000	320	23,180	-	23,500
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(19,118)	(19,118)
Balance October 31, 2009	11,860,000	11,860	76,140	(38,650)	49,350

Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(65,293)	(65,293)
Balance October 31, 2010	11,860,000	11,860	94,140	(103,943)	2,057

Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(42,469)	(42,469)
Balance October 31, 2011	11,860,000	$11,860	$112,140	$(146,412)	$(22,412)

The accompanying footnotes are an integral part of these financial statements.

MASCOT VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows

	Year Ended October 31, 2011	Year Ended October 31, 2010	Inception (September 25, 2007) Through October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,469)	$(65,293)	$(146,412)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Donated services	18,000	18,000	73,500
Changes in operating assets and liabilities:
Pre-paid expense	4,985	(4,985)	-
Accounts Payable	(15,424)	15,424	-

Net cash provided by (used in) operating activities	(34,908)	(36,854)	(72,912)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mining claim	-	-	(6,500)
Net cash (used in) investing activities	-	-	(6,500)
CASH FLOWS FROM FINANCING ACTIVITIES

Loan from shareholder	51,850	-	51,850
Issuance of common stock for cash	-	-	50,500
Net cash provided by financing activities	51,850	-	102,350

Net change in cash and cash equivalents	16,942	(36,854)	22,938

Cash and cash equivalents at beginning of period	5,996	42,850	-
Cash and cash equivalents at end of period	$22,938	$5,996	$22,938

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying footnotes are an integral part of these financial statements.

MASCOT VENTURES INC. NOTES TO FINANCIAL STATEMENTS (An Exploration Stage Company) Period from September 25, 2007 (Inception) through October 31, 2011

1.  NATURE OF OPERATIONS

Mascot Ventures Inc. (“The Company”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties.  The Company is in the exploration stage with no revenues and limited operating history.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year end is October 31.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

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

MASCOT VENTURES INC. NOTES TO FINANCIAL STATEMENTS (An Exploration Stage Company) Period from September 25, 2007 (Inception) through October 31, 2011

Mineral Interests

The Company’s management has considered the conditions outlined in ASC 360, “Property, Plant and Equipment,” and has concluded no impairment of the $6,500 mining claim acquisition costs on the Property has taken place for the year ended October 31, 2011. Mineral property acquisition costs are capitalized in accordance with EITF 04-2. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties

Impairment of Long-lived Assets

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

Fair Value of Financial Instrument

The Company’s financial instruments consisted of cash, shareholder loans and accounts payable. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Income Taxes

The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At October 31, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

MASCOT VENTURES INC. NOTES TO FINANCIAL STATEMENTS (An Exploration Stage Company) Period from September 25, 2007 (Inception) through October 31, 2011

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

3.  RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $100,000. The assigned rights are valued at $1,000 per month for executive compensation and $500 for rent. A total of $73,500 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital) for the period from September 25, 2007 (inception) to October 31, 2011

As of 10/31/2011 there were loans from the shareholder totaling $51,850. The loans are unsecured, due on demand and have no interest rate.

As of 10/31/10 there is a total $4,985 in prepaid expenses, this being a retainer fee paid for consulting services.

MASCOT VENTURES INC. NOTES TO FINANCIAL STATEMENTS (An Exploration Stage Company) Period from September 25, 2007 (Inception) through October 31, 2011

4.  COMMON SHARES

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

f)
July 2009, the Company authorized for 150,000 common shares of the Company at $.10 per share for cash proceeds of $15,000. At October 31, 2011 there are total of 11,860,000 shares of the Company’s common shares issued and outstanding.

MASCOT VENTURES INC. NOTES TO FINANCIAL STATEMENTS (An Exploration Stage Company) Period from September 25, 2007 (Inception) through October 31, 2011

5.   INCOME TAXES

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

The provision for refundable federal income tax consists of the following for the periods ending:

	Oct 31, 2011	Oct 31, 2010
Federal income tax benefit attributed to:
Net operating loss	14,440	22,200
Valuation allowance	(14,440)	(22,200)
Net benefit	-	-

	Oct 31, 2011	Oct 31, 2010
The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
Deferred tax attributed:
Net operating loss carryover	49,780	35,340
Less: change in valuation allowance	(49,780)	(35,340)
Net deferred tax asset	-	-

At October 31, 2011, the Company had an unused net operating loss carry-forward approximating $146,400 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of October 31, 2011.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of October 31, 2011, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of October 31, 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended October 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of October 31, 2011 are as follows:

Name	Age	Positions and Offices

Ms. Wendy Wildmen	49	President, Chief Executive Officer, Treasurer and Director

Mr. Clive Hope	58	Secretary & Director

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

WENDY WILDMEN, AGE 49

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

CLIVE HOPE, AGE 58

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended October 31, 2011, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended October 31, 2011 and 2010:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended October 31, for the fiscal year ended as indicated.

						Non-Equity
						Incentive	Nonqualified
Name and						Plan	Deferred	All Other
Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Compensation($)	Compensation($)	Compensation($)	Total($)
Wendy Wildmen (1)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Clive Hope (2)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

(1) President and Chief Executive Officer, Treasurer and Director.  Pursuant to a letter agreement, dated November 19, 2009, (i) the Company is obligated to pay Wendy Wildmen, the Company’s President and Chief Executive Officer, and a Director, for a term of two years, $1,000 per month, as consideration for Ms. Wildmen serving and performing her duties as President of the Company, and (ii)  Wildmen shall assign her right to such compensation of $1,000 per month to the Company, until such time as the Company closes on an equity or debt financing of not less than $100,000.  This compensation arrangement was extended until November 19, 2013, pursuant to a letter agreement dated November 19, 2011 by and between the Company and Ms. Wildmen.

(2) Secretary and Director.

 None of our directors have received monetary compensation since our inception until October 31, 2011. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

Pursuant to a letter agreement, dated November 19, 2009, (i) the Company is obligated to pay Wendy Wildmen, the Company’s President and Chief Executive Officer, Treasurer and a Director, for a term of two years, $1,000 per month, as consideration for Ms. Wildmen serving and performing her duties as President of the Company, and (ii)  Ms. Wildmen shall assign her right to such compensation of $1,000 per month to the Company, until such time as the Company closes on an equity or debt financing of not less than $100,000.  This compensation arrangement was extended until November 19, 2013, pursuant to a letter agreement dated November 19, 2011 by and between the Company and Ms. Wildmen.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of October 31, 2011:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Wendy Wildmen	0	0	0	0	0	0	0

Clive Hope	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of October 31, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 11,860,000 shares of our common stock issued and outstanding as of October 31, 2011.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner (1)	Owned Beneficially	Class Owned

Common Stock:	Mr. Wendy Wildmen, President, President, Chief Executive Officer, Treasurer and Director	5,000,000	42.1%

Common Stock:	Mr. Clive Hope, Secretary and Director	5,000,000	42.1%

All executive officers and directors as a group (2 persons)		10,000,000	84.2%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Mascot Ventures Inc., 1802 North Carson Street, Suite 212, Carson City, Nevada 89701.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a letter agreement, dated November 19, 2009, (i) the Company is obligated to pay Wendy Wildmen, the Company’s President and Chief Executive Officer, Treasurer and a Director, for a term of two years, $1,000 per month, as consideration for Ms. Wildmen serving and performing her duties as President of the Company, and (ii) Ms. Wildmen shall assign her right to such compensation of $1,000 per month to the Company, until such time as the Company closes on an equity or debt financing of not less than $100,000.  This compensation arrangement was extended until November 19, 2013, pursuant to a letter agreement dated November 19, 2011 by and between the Company and Ms. Wildmen.

Additionally, Ms. Wildmen provides offices premises to the Company for a fee of $500 per month pursuant to an oral contract with no term.  Ms. Wildmen has assigned the right to the $500 per month to the Company until such time as the Company closes on an equity or debt financing of not less than $100,000.

As of October 31, 2011 Ms. Wildmen had loaned a total $51,850, at no interest and with no term, to the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended October 31, 2011 and 2010, the total fees charged to the company for audit services, including quarterly reviews were $10,450 and $9,225, for audit-related services were $0 and $2,615 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Letter agreement dated November 19, 2011 by and between the Registrant and Wendy Wildmen.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

MASCOT VENTURES INC.
(Name of Registrant)

Date: January 30, 2012	By:	/s/ Wendy Wildmen
Name: Wendy Wildmen
Title: President, Chief Executive Officer, Treasurer (and principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Letter agreement dated November 19, 2011 by and between the Registrant and Wendy Wildmen.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______
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