Form 10-Q
period 2012-01-31
Mascot Ventures, Inc.
filed 2012-03-06
CIK 1482278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

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

As of March 5, 2102, there were 11,860,000 shares of common stock, $0.001 par value per share, outstanding.

MASCOT VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JANUARY 31, 2012

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of January 31, 2012 (unaudited) and October 31, 2011.	4

		Statements of Operations for the three months ended January 31, 2012 and 2011, and the period from September 25, 2007 (Inception) to January 31, 2012 (unaudited).	5

		Statements of Cash Flows for the three months ended January 31, 2012 and 2011, and the period from September 25, 2007 (Inception) through January 31, 2012 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

	Item 4.	Controls and Procedures.	11

Part II.	Other Information

	Item 1.	Legal Proceedings.	12

	Item 1A.	Risk Factors	12

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

	Item 3.	Defaults Upon Senior Securities.	12

	Item 4.	(Removed and Reserved).	12

	Item 5.	Other Information.	12

	Item 6.	Exhibits.	12

Signatures			13

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

MASCOT VENTURES INC
(An Exploration Stage Company)
Balance Sheets

	January 31, 2012	October 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$22,906	$22,938
Pre-paid expense	-	-
Total current assets	22,906	22,938

Other Assets
Mining Claim	6,500	6,500
TOTAL ASSETS	$29,406	$29,438

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$8,605	$-
Loan from shareholder	51,850	51,850
TOTAL LIABILITIES	60,455	51,850

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized
11,860,000 shares issued and outstanding at January 31, 2012
and October 31, 2011 respectively	11,860	11,860
Additional paid-in capital	116,640	112,140
Deficit accumulated during exploration stage	(159,549)	(146,412)
TOTAL STOCKHOLDERS' DEFICIT	(31,049)	(22,412)

TOTAL LIABILITIES &
STOCKHOLDERS' DEFICIT	$29,406	$29,438

MASCOT VENTURES INC
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Inception
	Three Months Ending	Three Months Ending	(September 25, 2007) Through
	January 31, 2012	January 31, 2011	January 31, 2012

Operating Costs

General and Administrative	$13,137	$12,098	$160,461

Total Operating Costs	(13,137)	(12,098)	(160,461)

Interest Income	-	-	912

Net Loss	$(13,137)	$(12,098)	$(159,549)

Net Loss per share basic and diluted	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding
basic and diluted	11,860,000	11,860,000

MASCOT VENTURES INC
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Inception
	Three Months	Three Months	(September 25, 2007)
	Ended	Ended	Through
	January 31, 2012	January 31, 2011	January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,137)	$(12,098)	$(159,549)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Donated services	4,500	4,500	78,000
Changes in operating assets and liabilities:
Accounts Payable	8,605	(8,702)	8,605

Net cash provided by (used in) operating activities	(32)	(16,300)	(72,944)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mining claim	-	-	(6,500)
Net cash (used in) investing activities	-	-	(6,500)
CASH FLOWS FROM FINANCING ACTIVITIES

Loan from shareholder	-	11,500	51,850
Issuance of common stock for cash	-	-	50,500
Net cash provided by financing activities	-	11,500	102,350

Net change in cash and cash equivalents	(32)	(4,800)	22,906

Cash and cash equivalents at beginning of period	22,938	5,996	-
Cash and cash equivalents at end of period	$22,906	$1,196	$22,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

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

The accompanying unaudited interim financial statements of Mascot Ventures Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10K annual report filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011, as reported, have been omitted.

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

2.  RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $100,000. The $78,000 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital) for the period from September 25, 2007 (inception) to January 31, 2012 and $4,500 for the period ended January 31, 2012 and 2011.

3.  LOAN FROM RELATED PARTY (SHAREHOLDER)

In the year ending October 31, 2011, the majority shareholder loaned the company a total of $51,850 in order to assist in meeting general and administrative expenses.  This loan carries no interest or maturity date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Mascot Ventures Inc., a Nevada corporation and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the October 31, 2011 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 000-54298), as filed with the Securities and Exchange Commission on January 30, 2012.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Mascot Ventures Inc. (the “Company”) was incorporated in the State of Nevada on September 25, 2007 and established a fiscal year end of October 31.  It is an exploration-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing we endeavor to obtain, as described in our Annual Report on Form 10-K (File No. 000-54298), as filed with the Securities and Exchange Commission on January 30, 2012, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to January 31, 2012, we have raised a total of $50,500 from private offerings of our common stock and received proceeds of $51,850 from a shareholder.

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

We plan to commence Phase 1 of the exploration program on the claim in summer 2012.  We expect this phase to take two weeks to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management’s estimates based upon the recommendations of the professional geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program.  Subject to the results of phase 1, we anticipate commencing with phase 2 in fall 2012.  We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding.  We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

Results of Operations

Three -Month Periods Ended January 31, 2012 and 2011

We recorded no revenues for the three months ended January 31, 2012 and 2011.  From the period of September 25, 2007 (inception) to January 31, 2012, we recorded no revenues.

General and administrative expenses were $13,137, of which management fees were $3,000 for the three months ending January 31, 2012.   For the three months ending January 31, 2011, general and administrative expenses were $12,098, of which management fees were $3,000.

Operating expenses, consisting solely of general and administrative expenses in the first quarter of 2012 and 2011 consisted primarily of management fees, rent, filing fees, license and permits, share transfer fees, and accounting and legal fees.

From the period of September 25, 2007 (inception) to January 31, 2012, we incurred operating expenses of $160,461.

Liquidity and Capital Resources

At January 31, 2012, we had a cash balance of $22,906.   We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of January 31, 2012.

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
_______
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

MASCOT VENTURES INC.
(Name of Registrant)

Date: March 6, 2012	By:	/s/ Wendy Wildmen
Name: Wendy Wildmen
Title: President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______
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