Form 10-Q
period 2012-04-30
Mascot Ventures, Inc.
filed 2012-05-02
CIK 1482278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012 OR
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
Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2012, there were 11,860,000 shares of common stock, $0.001 par value per share, outstanding.

MASCOT VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 30, 2012

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements

	Balance Sheets as of April 30, 2012 (unaudited) and October 31, 2011.	4

	Statements of Operations for the three and six months ended April 30, 2012 and 2011, and the period from September 25, 2007 (Inception) to April 30, 2012 (unaudited).	5

	Statements of Cash Flows for the six months ended April 30, 2012 and 2011, and the period from September 25, 2007 (Inception) through April 30, 2012 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

Part II. Other Information

Item 1.	Legal Proceedings.	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	(Removed and Reserved).	12

Item 5.	Other Information.	12

Item 6.	Exhibits.	12

Signatures		13

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MASCOT VENTURES INC
(An Exploration Stage Company)
Balance Sheets

	April 30, 2012	October 31, 2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,201	$22,938
Total current assets	2,201	22,938

Other Assets
Mining Claim	6,500	6,500
TOTAL ASSETS	$8,701	$29,438

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$-	$-
Loan from shareholder	51,850	51,850
TOTAL LIABILITIES	51,850	51,850

STOCKHOLDERS' DEFICIT

Common stock $0.001 par value, 75,000,000 shares authorized

11,860,000 shares issued and outstanding at April 30, 2012
and October 31, 2011 respectively	11,860	11,860
Additional paid-in capital	121,140	112,140
Deficit accumulated during exploration stage	(176,149)	(146,412)
TOTAL STOCKHOLDERS' DEFICIT	(43,149)	(22,412)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$8,701	$29,438

The accompanying footnotes are an integral part to these financial statements.

MASCOT VENTURES INC
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Inception
	Three Months	Three Months			(September 25, 2007)
	Ending	Ending	Six Months Ending	Six Months Ending	Through
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011	April 30, 2012

Operating Costs

General and Administrative	$16,600	$12,168	$29,737	$24,266	$177,061

Total Operating Costs	(16,600)	(12,168)	(29,737)	(24,266)	(177,061)

Interest Income	-	-	-	-	912

Net Loss	$(16,600)	$(12,168)	$(29,737)	$(24,266)	$(176,149)

Net Loss per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding
basic and diluted	11,860,000	11,860,000	11,860,000	11,860,000

The accompanying footnotes are an integral part to these financial statements.

MASCOT VENTURES INC
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Inception
	Six Months	Six Months	(September 25, 2007)
	Ended	Ended	Through
	April 30, 2012	April 30, 2011	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,737)	$(24,266)	$(176,149)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Donated services	9,000	9,000	82,500
Changes in operating assets and liabilities:
Accounts Payable	-	(15,424)	-

Net cash used in operating activities	(20,737)	(30,690)	(93,649)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mining claim	-	-	(6,500)
Net cash (used in) investing activities	-	-	(6,500)
CASH FLOWS FROM FINANCING ACTIVITIES

Loan from shareholder	-	25,600	51,850
Issuance of common stock for cash	-	-	50,500
Net cash provided by financing activities	-	25,600	102,350

Net change in cash and cash equivalents	(20,737)	(5,090)	2,201

Cash and cash equivalents at beginning of period	22,938	5,996	-
Cash and cash equivalents at end of period	$2,201	$906	$2,201

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :

Interest
	$-	$-	$-
Income Taxes
	$-	$-	$-

The accompanying footnotes are an integral part to these financial statements.

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

2.  RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $100,000. The $82,500 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital) for the period from September 25, 2007 (inception) to April 30, 2012 and $9,000 for the six months ended April 30, 2012 and 2011.

3.  LOAN FROM RELATED PARTY (SHAREHOLDER)

In the year ending October 31, 2011, the majority shareholder loaned the company a total of $51,850 in order to assist in meeting general and administrative expenses.  This loan carries no interest or maturity date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Mascot Ventures Inc., a Nevada corporation and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the October 31, 2011 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 000-54298), as filed with the Securities and Exchange Commission on January 30, 2012.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to April 30, 2012, we have raised a total of $50,500 from private offerings of our common stock and received proceeds of $51,850 from a shareholder.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

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

Results of Operations

Three –Month and Six-Month Periods Ended April 30, 2012 and 2011

We recorded no revenues for the three months ended April 30, 2012 and 2011. From the period of September 25, 2007 (inception) to April 30, 2012, we recorded no revenues.

For the three months ending April 30, 2012, general and administrative expenses were $16,600, of which management fees were $3,000.  For the six months ending April 30, 2012, general and administrative expenses were $29.737, of which management fees were $6,000.

Operating expenses, consisting solely of general and administrative expenses in the second quarter of 2012 and 2011, and for the six-months ended April 30, 2012, consisted primarily of management fees, rent, filing fees, license and permits, share transfer fees, and accounting and legal fees.

From the period of September 25, 2007 (inception) to April 30, 2012, we incurred operating expenses of $177,061.

Liquidity and Capital Resources

At April 30, 2012, we had a cash balance of $2,201. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of April 30, 2012.

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

MASCOT VENTURES INC.
(Name of Registrant)

Date: May 2, 2012	By:	/s/ Wendy Wildmen
Name: Wendy Wildmen
Title: President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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