Form 10-K
period 2012-10-31
Mascot Ventures, Inc.
filed 2013-01-23
CIK 1482278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☒    No  ☐

At April 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $186,000.  At December 31, 2012 and January 21, 2013, there were 11,860,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.  At October 31, 2012, the end of the Registrant’s most recently completed fiscal year, there were 11,860,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

ACQUISITION OF THE MONTY LODE PROPERTY

On September 23, 2009, we purchased a 100% undivided interest in a mineral claim known as the Monty Lode Claim for a price of $6,500. The claims are in good standing until September 1, 2013.

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

PRESENT PROPERTY CONDITION AND PERMITTING REQUIREMENTS

The Monty Lode Property has no plant and equipment, infrastructure or other facilities, and there is currently no exploration of the Monty Lode Property.  We have incurred $147,324 in operating costs, which sum includes $240 of exploration expenditures, as at October 31, 2012.  We expect to incur $94,000 of exploration costs to complete Phases 1, 2 and 3 of our Plan of Operation, with Phase 3 being Positive areas of the Monty Lode Property being diamond drill tested.  There is no source of power or water on the Monty Lode Property that can be utilized.

A yearly maintenance fee of $140 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year.  No other permits are required for us to perform the exploration activities on the Monty Lode Property.

MASCOT VENTURES INC.
MONTY LODE MINING CLAIM
Sandy
Kingston
T. 25 S.
VALLEY
Qal
PPMb
Mm
Ds
DCg
Tv
DEVIL PEAK
TKi 5865
Borax
2703
PACIFIC
95
T. 26 S.
STATE LINE
R. 58 E.
CLARK COUNTY
WESTERN CLARK COUNTY
KILOMETRES
0
5
10
MILES
0
5

Figure 6.

Regional Geology

CONDITIONS TO RETAIN TITLE TO THE CLAIM

State and Federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with Federal regulations, the Monty Lode Claim is in good standing to September 1, 2013.  A yearly maintenance fee of $140 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 1802 North Carson Street, Suite 212, Carson City, Nevada 89701. Our telephone number is (646) 520-7426.

We believe that this space is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since March 30, 2011, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB tier of OTC Markets, under the stock symbol “MCTV.”  The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB.  The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended October 31, 2012	$0.00	$0.00
Three Months Ended July 31, 2012	$0.00	$0.00
Three Months Ended April 30, 2012	$0.00	$0.00
Three Months Ended January 31, 2012	$0.00	$0.00
Three Months Ended October 31, 2011	$0.00	$0.00
Three Months Ended July 31, 2011	$0.00	$0.00
Three Months Ended April 30, 2011	$0.00	$0.00

HOLDERS

As of October 31, 2012, and as of the date of this report, the Company had 11,860,000 shares of common stock issued and outstanding held by 11 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended October 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $193,373 in operating expenses from inception through October 31, 2012. These expenses were comprised of $91,500 in management fees and rent and $101,873 in general and administrative costs. We incurred net loss of $46,049 and $42,469 for the years ended October 31, 2012 and 2011, respectively. Our net loss since inception (September 25, 2007) through October 31, 2012 was $192,461. The following table provides selected financial data about our company for the years ended October 31, 2012 and 2011.

Balance Sheet Data	October 31, 2012	October 31, 2011
Cash and Cash Equivalents	$5	$22,938
Total Assets	$6,505	$29,438
Total Liabilities	$56,966	$51,850
Shareholders’ Equity (Deficit)	$(50,461)	$(22,412)

GOING CONCERN

Mascot Ventures Inc. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Mascot Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2012 was $5 with $56,966 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $35,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

We plan to commence Phase 1 of the exploration program on the claim in spring 2013.  We expect this phase to take two weeks to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management’s estimates based upon the recommendations of the professional geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program.  Subject to the results of phase 1, we anticipate commencing with phase 2 in summer 2013.  We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding.  We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

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
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Mascot Ventures, Inc.
(An Exploration Stage Company)
Carson City, Nevada

We have audited the accompanying balance sheets of Mascot Ventures, Inc. (the “Company”) as of October 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended October 31, 2012 and for the period from September 25, 2007 (inception) through October 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mascot Ventures, Inc. as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2012 and for the period from September 25, 2007 (inception) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
January 21, 2013

ITEM 8.	FINANCIAL STATEMENTS

MASCOT VENTURES INC
(An Exploration Stage Company)
Balance Sheets

	October 31, 2012	October 31, 2011

ASSETS

Current Assets
Cash and cash equivalents	$5	$22,938
Total current assets	5	22,938

Other Assets
Mining Claim	6,500	6,500
TOTAL ASSETS	$6,505	$29,438

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$4,478	$-
Loan from shareholder	52,488	51,850
TOTAL LIABILITIES	56,966	51,850
Commitments
STOCKHOLDERS' DEFICIT

Common stock $0.001 par value, 75,000,000 shares authorized 11,860,000 shares issued and outstanding at October 31, 2012 and October 31, 2011 respectively	11,860	11,860
Additional paid-in capital	130,140	112,140
Deficit accumulated during exploration stage	(192,461)	(146,412)
TOTAL STOCKHOLDERS' DEFICIT	(50,461)	(22,412)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,505	$29,438

The accompanying footnotes are an integral part of these financial statements.

MASCOT VENTURES INC
(An Exploration Stage Company)
Statements of Operations

			Inception (September 25, 2007)
	Year Ending	Year Ending	Through
	October 31, 2012	October 31, 2011	October 31, 2012

Operating Costs

General and Administrative	$46,049	$42,469	$193,373

Total Operating Costs	(46,049)	(42,469)	(193,373)

Interest Income	-	-	912

Net Loss	$(46,049)	$(42,469)	$(192,461)

Net Loss per share basic and diluted	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding
basic and diluted	11,860,000	11,860,000

The accompanying footnotes are an integral part of these financial statements.

MASCOT VENTURES INC
(An Exploration Stage Company)
Statements of  Stockholders' Equity (Deficit)
Period from September 25, 2007 (inception) through October 31, 2012

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total

Stock issued to founders for cash	10,000,000	$10,000	$-	$-	$10,000
Donated services	-	-	1,500	-	1,500
Net loss	-	-	-	(1,507)	(1,507)
Balance October 31, 2007	10,000,000	10,000	1,500	(1,507)	9,993

Stock issued for cash	1,540,000	1,540	15,460	-	17,000
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(18,025)	(18,025)
Balance October 31, 2008	11,540,000	11,540	34,960	(19,532)	26,968

Stock issued for cash	320,000	320	23,180	-	23,500
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(19,118)	(19,118)
Balance October 31, 2009	11,860,000	11,860	76,140	(38,650)	49,350

Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(65,293)	(65,293)
Balance October 31, 2010	11,860,000	11,860	94,140	(103,943)	2,057

Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(42,469)	(42,469)
Balance October 31, 2011	11,860,000	11,860	112,140	(146,412)	(22,412)

Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(46,049)	(46,049)
Balance October 31, 2012	11,860,000	$11,860	$130,140	$(192,461)	$(50,461)

The accompanying footnotes are an integral part of these financial statements.

MASCOT VENTURES INC
(An Exploration Stage Company)
Statements of Cash Flows

			Inception (September 25, 2007)
	Year Ended	Year Ended	Through
	October 31, 2012	October 31, 2011	October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(46,049)	$(42,469)	$(192,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated services	18,000	18,000	91,500
Changes in operating assets and liabilities:
Accounts Payable	4,478	(15,424)	4,478
Pre-paid expenses	-	4,985	-
Net cash used in operating activities	(23,571)	(34,908)	(96,483)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mining claim	-	-	(6,500)
Net cash used in investing activities	-	-	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from shareholder	638	51,850	52,488
Issuance of common stock for cash	-	-	50,500
Net cash provided by financing activities	638	51,850	102,988
Net change in cash and cash equivalents	(22,933)	16,942	5

Cash and cash equivalents at beginning of period	22,938	5,996	-
Cash and cash equivalents at end of period	$5	$22,938	$5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying footnotes are an integral part of these financial statements.

MASCOT VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
Period from September 25, 2007 (Inception) through October 31, 2012

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

MASCOT VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
Period from September 25, 2007 (Inception) through October 31, 2012

Mineral Interests

The Company’s management has considered the conditions outlined in ASC 360, “Property, Plant and Equipment,” and has concluded no impairment of the $6,500 mining claim acquisition costs on the Property has taken place for the year ended October 31, 2012. Mineral property acquisition costs are capitalized in accordance with EITF 04-2. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties

Impairment of Long-lived Assets

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

Income Taxes

The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At October 31, 2012, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

MASCOT VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
Period from September 25, 2007 (Inception) through October 31, 2012

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company’s results of operations, financial position or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

3.  RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $100,000. The assigned rights are valued at $1,000 per month for executive compensation and $500 for rent. A total of $91,500 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital) for the period from September 25, 2007 (inception) to October 31, 2012. This agreement expires November 19, 2013.

As of 10/31/2012 there were loans from the shareholder totaling $52,488. These advances are due on demand and carry no interest or collateral.

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

At October 31, 2012 there are total of 75,000,000 shares authorized and 11,860,000 shares of the Company’s common shares issued and outstanding.

MASCOT VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
Period from September 25, 2007 (Inception) through October 31, 2012

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

The provision for refundable federal income tax consists of the following for the periods ending:

	October 31, 2012	October 31, 2011
Federal income tax benefit attributed to:
Net operating loss	15,650	14,440
Valuation allowance	(15,650)	(14,440)
Net benefit	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2012	October 31, 2011
Deferred tax attributed:
Net operating loss carryover	65,430	49,780
Less: change in valuation allowance	(65,430)	(49,780)
Net deferred tax asset	-	-

At October 31, 2012, the Company had an unused net operating loss carry-forward approximating $192,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2027.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of October 31, 2012.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of October 31, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of October 31, 2012.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended October 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of October 31, 2012 are as follows:

Name	Age	Positions and Offices

Ms. Wendy Wildmen	50	President, Chief Executive Officer, Treasurer and Director

Mr. Clive Hope	59	Secretary & Director

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

WENDY WILDMEN, AGE 50

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

CLIVE HOPE, AGE 59

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended October 31, 2012, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended October 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended October 31, for the fiscal year ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total ($)

Wendy Wildmen (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Clive Hope (2)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
______________
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

(2) Secretary and Director.

None of our directors have received monetary compensation since our inception until October 31, 2012. We currently do not pay any compensation to our directors serving on our board of directors.

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

DIRECTOR COMPENSATION

The following table sets forth director compensation as of October 31, 2012:

Name	Fees Earned Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Wendy Wildmen	0	0	0	0	0	0	0

Clive Hope	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of October 31, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 11,860,000 shares of our common stock issued and outstanding as of October 31, 2012.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares Owned Beneficially	Percent of Class Owned

Common Stock:	Ms. Wendy Wildmen,	5,000,000	42.1%
	President, President, Chief Executive Officer, Treasurer and Director

Common Stock:	Mr. Clive Hope,	5,000,000	42.1%
	Chief Financial Officer, Secretary and Director

All executive officers and directors as a group (2 persons)		10,000,000	84.2%
__________
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

As of October 31, 2012 Ms. Wildmen had loaned a total $52,488, at no interest and with no term, to the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended October 31, 2012 and 2010, the total fees charged to the company for audit services, including quarterly reviews were $10,900 and $10,450 for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

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

MASCOT VENTURES INC.
(Name of Registrant)

Date: January 23, 2013	By:	/s/ Wendy Wildmen
		Name:	Wendy Wildmen
		Title:	President, Chief Executive Officer, Treasurer (and principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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