Form 10-Q
period 2013-04-30
Mascot Ventures, Inc.
filed 2013-06-20
CIK 1482278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54298

MASCOT VENTURES INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0818756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4745 W. 136th Street

Leawood, KS 66224

(Address of principal executive offices, zip code)

913-871-4336

 (Registrant’s telephone number, including area code)

1802 North Carson Street, Suite 212

Carson City, Nevada 89701

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

Yes X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes     No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer

   Accelerated filer        Non-accelerated filer        (Do not check if a smaller reporting company)  Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):                      Yes X   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes       No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 20, 2013, there were 11,860,000 shares of common stock, $0.001 par value per share, outstanding.

MASCOT VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 30, 2013

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of April 30, 2013 (unaudited) and October 31, 2012.	5

		Statements of Operations for the three and six months ended April 30, 2013 and 2012, and the period from September 25, 2007 (Inception) to April 30, 2013 (unaudited).	6

		Statements of Cash Flows for the six months ended April 30, 2013 and 2012, and the period from September 25, 2007 (Inception) through April 30, 2013 (unaudited).	7

		Notes to Financial Statements (unaudited).	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

	Item 4.	Controls and Procedures.	12

Part II.	Other Information
	Item 1.	Legal Proceedings.	13

	Item 1A.	Risk Factors	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3.	Defaults Upon Senior Securities.	13

	Item 4.	Mining Safety Disclosures.	13

	Item 5.	Other Information.	13

	Item 6.	Exhibits.	13

Signatures			14

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

MASCOT VENTURES INC
(An Exploration Stage Company)
Balance Sheets

	April 30, 2013	October 31, 2012

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$5
Total current assets	-	5

Other Assets
Mining Claim	-	6,500
TOTAL ASSETS	$-	$6,505

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,031	$4,478
Loan from shareholder	64,282	52,488
TOTAL LIABILITIES	65,313	56,966

STOCKHOLDERS' DEFICIT
Common stock $0.001 par value, 75,000,000 shares authorized
11,860,000 shares issued and outstanding at April 30, 2013
and October 31, 2012 respectively	11,860	11,860
Additional paid-in capital	137,640	130,140
Deficit accumulated during exploration stage	(214,813)	(192,461)
TOTAL STOCKHOLDERS' DEFICIT	(65,313)	(50,461)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$-	$6,505

The accompanying notes are an integral part of these financial statements.

MASCOT VENTURES INC
(An Exploration Stage Company)
Statements of Operations
		(Unaudited)

					Inception
	THREE MONTHS ENDED		SIX MONTHS ENDED		(September 25, 2007)
	APRIL 30,		APRIL 30,		Through
	2013	2012	2013	2012	April 30, 2013

Operating Costs
Impairment loss	$ 6,500	$ -	$ 6,500	$ -	$ 6,500
General and Administrative	3,000	16,603	15,852	29,737	209,225

Total Operating Costs	(9,500)	(16,603)	(22,352)	(29,737)	(215,725)

Interest Income	-	-	-	-	912

Net Loss	$ (9,500)	$ (16,603)	$ (22,352)	$ (29,737)	$ (214,813)

Net Loss per share basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding
basic and diluted	11,860,000	11,860,000	11,860,000	11,860,000

The accompanying notes are an integral part of these financial statements.

MASCOT VENTURES INC
(An Exploration Stage Company)
Statements of Cash Flows
	(Unaudited)

			Inception
	SIX MONTHS ENDED		(September 25, 2007)
	APRIL 30,		Through
	2013	2012	April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (22,352)	$ (29,737)	$ (214,813)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services	7,500	9,000	99,000
Impairment loss	6,500	-	6,500
Changes in operating assets and liabilities:
Accounts Payable	(3,447)	-	1,031

Net cash used in operating activities	(11,799)	(20,737)	(108,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining claim	-	-	(6,500)
Net cash used in investing activities	-	-	(6,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder	11,794	-	64,282
Issuance of common stock for cash	-	-	50,500

Net cash provided by financing activities	11,794	-	(114,782)

Net change in cash and cash equivalents	(5)	(20,737)	-

Cash and cash equivalents at beginning of period	5	22,938	-
Cash and cash equivalents at end of period	$ -	$ 2,201	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

MASCOT VENTURES INC. NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) (Unaudited)

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company anticipates future losses in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares

.

2.  RELATED PARTY TRANSACTIONS

The President of the Company has provided management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President had agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $100,000. The $99,000 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital) for the period from September 25, 2007 (inception) to March 31, 2013. This has been discontinued as of March 31, 2013 due to the President’s resignation.

3.  LOAN FROM RELATED PARTY (SHAREHOLDER)

As of April 30, 2013, the majority shareholder loaned the company a total of $64,282 in order to assist in meeting general and administrative expenses.  This loan carries no interest or maturity date. $11,794 was loaned during the quarter ended April 30, 2013.

4.  MINING CLAIM

On April 15, 2013, the Company filed Form 8-K with The Securities and Exchange Commission. Since the Company’s direction will change considerably and mining activities have ceased, the Company has impaired the mining claim to reflect more accurately the assets of the business.

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

Mascot Ventures Inc. (the “Company”) was incorporated in the State of Nevada on September 25, 2007 and established a fiscal year end of October 31.  It is a development stage company.

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

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to April 30, 2013, we have raised a total of $50,500 from private offerings of our common stock and received proceeds of $64,282 from a shareholder.

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

PLAN OF OPERATION

As of April 15, 2013, when the Company entered into a Reorganization and Exclusive Sponsorship Licensing Agreement  with JBD Consulting LLC and Mobile Mone, Inc. (the “Licensing Agreement”), as detailed in the Form 8-K filed on April 17, 2013, we have abandoned previous plans to exploration of our mineral rights claims.  Pursuant to the Licensing Agreement, we intend to begin operations as an exclusive provider of mobile banking services under the license of JBD Consulting LLC and Mobile Mone products and services.  The Mobile Mone product allows participants to utilize mobile telephone technology to transfer and exchange money via a mobile device or email.  Our revenues will be derived on a commission basis duly scheduled in the Licensing Agreement.

The conditions precedent to the closing of the Licensing Agreement has not been met and thus the Licensing Agreement is not yet effective.

Over the next twelve months we intend to build out operations and staff to implement our long term goals.  Over the  40-45 days following closing of the Licensing Agreement, we plan on staffing our sales team with National, Regional, and Local sales representatives as well as support staff and territorially based strategic partners.

We expect to begin utilizing our sales staff immediately and see real sales revenues within 13-14 weeks and begin hitting long term projection goals by the 24th week of operation.   During this time we will begin to scale our marketing material, training programs and resource centers for staff and potential clients alike.

 Results of Operations

The three and six months ended April 30, 2013, and the period from September 25, 2007 (Inception) to April 30, 2013

We recorded no revenues for the three and six months ended April 30, 2013.   From the period of September 25, 2007 (inception) to April 30, 2013, we recorded no revenues.

For the three months ending April 30, 2013, impairment losses were $6,500 and general and administrative expenses were $3,000, of which management fees were $2,000.  For the three months ending April 30, 2012, general and administrative expenses were $16,603, of which management fees were $6,000.

For the six months ending April 30, 2013, impairment losses were $6,500 and general and administrative expenses were $15,852, of which management fees were $5,000.  For the six months ending April 30, 2012, general and administrative expenses were $29,737 of which management fees were $6,000.

Operating expenses, consisting solely of general and administrative expenses in the fiscal quarter ended April 30, 2013, consisted primarily of management fees, rent, filing fees, share transfer fees, and accounting fees.

From the period of September 25, 2007 (inception) to April 30, 2013, we incurred operating expenses of $214,813.

Liquidity and Capital Resources

At April 30, 2013, we had a cash balance of $0.   We do not have sufficient cash on hand to commence building our sales staff or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of April 30, 2013.

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

MASCOT VENTURES INC.
(Name of Registrant)

Date: June 20, 2013	By:	/s/ Don Latson
Name: Don Latson
Title: President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-164845), as filed with the Securities and Exchange Commission on February 2, 2010.

EXHIBIT 31.1

SECTION 302 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF MASCOT VENTURES INC.

I, Don Latson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mascot Ventures Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

 (c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 20, 2013	/s/ Don Latson
Don Latson
President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT 31.2

SECTION 302 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF MASCOT VENTURES INC.

I, Don Latson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mascot Ventures Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 20, 2013	/s/ Don Latson
Don Latson
President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF MASCOT VENTURES INC.

In connection with the accompanying Quarterly Report on Form 10-Q of Mascot Ventures Inc. for the quarter ended April 30, 2013, the undersigned, Don Latson, President and Chief Executive Officer, principal accounting officer and principal financial officer, of Mascot Ventures Inc., does hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) such Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 fairly presents, in all material respects, the financial condition and results of operations of Mascot Ventures Inc.

Date:  June 20, 2013

/s/ Don Latson
Don Latson
President and Chief Executive Officer, principal accounting officer and principal financial officer