Form 10-Q
period 2013-07-31
Mascot Ventures, Inc.
filed 2013-09-20
CIK 1482278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

OR

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer  ☐

   Accelerated filer  ☐   Non-accelerated filer    ☐   (Do not check if a smaller reporting company)  Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):                      Yes ☐   No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 19, 2013, there were 11,860,000 shares of common stock, $0.001 par value per share, outstanding.

MASCOT VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2013

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of July 31, 2013 (unaudited) and October 31, 2012.	5

		Statements of Operations for the three and nine months ended July 31, 2013 and 2012, and the period from September 25, 2007 (Inception) to July 31, 2013 (unaudited).	6

		Statements of Cash Flows for the nine months ended July 31, 2013 and 2012, and the period from September 25, 2007 (Inception) through July 31, 2013 (unaudited).	7

		Notes to Financial Statements (unaudited).	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

	Item 4.	Controls and Procedures.	12

Part II.	Other Information
	Item 1.	Legal Proceedings.	13

	Item 1A.	Risk Factors	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3.	Defaults Upon Senior Securities.	13

	Item 4.	Mining Safety Disclosures.	13

	Item 5.	Other Information.	13

	Item 6.	Exhibits.	13

Signatures			14

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Mascot Ventures Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 84.2% control the Company’s two shareholders collectively hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

MASCOT VENTURES INC
(A Development Stage Company)
Balance Sheets (Unaudited)

	July 31, 2013	October 31, 2012

ASSETS
Current Assets
Cash and cash equivalents	$8,343	$5
Total current assets	8,343	5

Other Assets
Mining Claim	-	6,500
TOTAL ASSETS	$8,343	$6,505

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expense	$95,889	$4,478
Advances from shareholder	64,282	52,488
Total Current Liabilities	160,171	56,966
Convertible note payable, net of discount of $37,181 and $0 at July 31, 2013 and October 31, 2012, respectively	2,819	-
Derivative Liability	54,795	-
TOTAL LIABILITIES	217,785	56,966

STOCKHOLDERS' DEFICIT
Common stock $0.001 par value, 75,000,000 shares authorized
11,860,000 shares issued and outstanding at July 31, 2013
and October 31, 2012, respectively	11,860	11,860
Additional paid-in capital	137,640	130,140
Deficit accumulated during development stage	(358,942)	(192,461)
TOTAL STOCKHOLDERS' DEFICIT	(209,442)	(50,461)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$8,343	$6,505

The accompanying notes are an integral part of these financial statements.

MASCOT VENTURES INC

(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Inception (September 25, 2007) Through
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012	July 31, 2013

Operating Costs

General and Administrative	$126,377	$9,206	$142,229	$38,945	$335,602
Impairment Loss	-	-	6,500	-	6,500
Total Operating Costs	(144,129)	(9,206)	(159,981)	(38,945)	(353,354)

Interest Expense	2,957	-	2,957	-	2,957
Derivative Expense	14,795	-	14,795	-	14,795
Interest Income	-	-	-	-	912
Net Loss	$(144,129)	$(9,206)	$(166,481)	$(38,945)	$(358,942)

Net Loss per share basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding
basic and diluted	11,860,000	11,860,000	11,860,000	11,860,000

The accompanying notes are an integral part of these financial statements.

PAGE LEFT INTENTIONALLY BLANK

MASCOT VENTURES INC (A Development Stage Company) Statements of Cash Flows (Unaudited)

			Inception
			(September 25, 2007)
	Nine Months Ended	Nine Months Ended	Through
	July 31, 2013	July 31, 2012	July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(166,481)	$(38,945)	$(358,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	7,500	13,500	99,000
Impairment loss	6,500	-	6,500
Amortization of debt discount	2,819	-	2,819
Derivative expense	14,795	-	14,795
Changes in operating assets and liabilities:
Accounts Payable	91,248	2,624	95,726
Accrued Interest	138	-	138
Net cash used in operating activities	(43,481)	(22,821)	(139,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining claim	-	-	(6,500)
Net cash used in investing activities	-	-	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loan	11,794	(112)	64,282
Proceeds from advances from consultant	25	-	25
Proceeds from issuance of convertible note	40,000	-	40,000
Issuance of common stock for cash	-	-	50,500
Net cash provided by(used in) financing activities	51,819	(112)	154,807

Net change in cash and cash equivalents	8,338	(22,933)	8,343

Cash and cash equivalents at beginning of period	5	22,938	-
Cash and cash equivalents at end of period	$8,343	$5	$8,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-Cash Investing and Financing Activities:
Debt discount on convertible note	$40,000	$-	$40,000

The accompanying notes are an integral part of these financial statements.

MASCOT VENTURES INC. NOTES TO INTERIM FINANCIAL STATEMENTS (A Development Stage Company) July 31,2013 (Unaudited)

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

3. ADVANCES FROM RELATED PARTY (SHAREHOLDER)

As of July 31, 2013, the majority shareholder advanced the Company a total of $64,282 in order to assist in meeting general and administrative expenses.  This advance carries no interest or maturity date and is unsecured. A consultant of the Company advanced $25 during the quarter ended July 31, 2013 and carries no interest or maturity date.

4. CONVERTIBLE NOTES PAYABLE

On July 22, 2013, the Company issued a convertible note (the “Note”) dated July 22, 2013 to Aldebourne Ltd. in connection with a $40,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest upon three (3) days’ written notice to the holder.  The Company may pay 150% of the entire outstanding principal amount of the note plus any accrued or unpaid interest. The note holder retains the right to convert, at any time, the outstanding principle and accrued interest into shares of the Company’s common stock at a conversion price equal to 70% of the average lowest trading price for the five trading days prior to the conversion date.  The Company recorded a discount of $40,000 related to the derivative liability at inception and a derivative expense of $14,795 at inception. The interest rate is 14% per annum and the maturity date is July 21, 2015. The total accrued interest as of July 31, 2013 is $138.

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

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to July 31, 2013, we have raised a total of $50,500 from private offerings of our common stock and received proceeds of $64,282 from a shareholder.

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

The conditions precedent to the closing of the Licensing Agreement have not been met and thus the Licensing Agreement is not yet effective.  However, management has continued operations in developing the software and marketing to venders and service providers.

Over the next twelve months we intend to build our operations and staff to implement our long term goals.  We are currently engaging key personnel in compliance, marketing and software development. Over the  40-45 days following closing of the Licensing Agreement, we plan on staffing our sales team with National, Regional, and Local sales representatives as well as support staff and territorially based strategic partners.

We expect to begin utilizing our sales staff immediately and see real sales revenues within 13-14 weeks and begin hitting long term projection goals by the 24th week of operation.   During this time we will begin to scale our marketing material, training programs and resource centers for staff and potential clients alike.

 Results of Operations

The three and nine months ended July 31, 2013, and the period from September 25, 2007 (Inception) to July 31, 2013

We recorded no revenues for the three and nine months ended July 31, 2013.   From the period of September 25, 2007 (inception) to July 31, 2013, we recorded no revenues.

For the three months ending July 31, 2013, administrative expenses was $126,377, interest expense was $2,957, and derivative expense was $14,795. For the three months ending July 31, 2012, general and administrative expenses were $9,206.

For the nine months ending July 31, 2013, impairment loss was $6,500 and general and administrative expenses were $142,229, of which management fees were $5,000, interest expense was $2,957, and derivative expense was $14,795. For the nine months ending July 31, 2012, general and administrative expenses were $38,945.

Operating expenses, consisting solely of general and administrative expenses in the fiscal quarter ended July 31, 2013, consisted primarily of management fees, rent, filing fees, share transfer fees, accounting fees, consulting fees and service providers for marketing and software development.

From the period of September 25, 2007 (inception) to July 31, 2013, we incurred operating expenses of $353,354.

Liquidity and Capital Resources

At July 31, 2013, we had a cash balance of $8,343.   We do not have sufficient cash on hand to commence building our sales staff or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our sales  program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to build our sales platform and continue to develop the software and our business will fail.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of July 31, 2013.

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

MASCOT VENTURES INC.
(Name of Registrant)

Date: September 20, 2013	By:	/s/ Don Latson
Name: Don Latson
Title: President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: September 20, 2013	/s/ Don Latson
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

Date: September 20, 2013	/s/ Don Latson
Don Latson
President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF MASCOT VENTURES INC.

In connection with the accompanying Quarterly Report on Form 10-Q of Mascot Ventures Inc. for the quarter ended July 31, 2013, the undersigned, Don Latson, President and Chief Executive Officer, principal accounting officer and principal financial officer, of Mascot Ventures Inc., does hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) such Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 fairly presents, in all material respects, the financial condition and results of operations of Mascot Ventures Inc.

Date:  September 20, 2013

/s/ Don Latson
Don Latson
President and Chief Executive Officer, principal accounting officer and principal financial officer