Form 10-Q/A
period 2013-07-31
Mascot Ventures, Inc.
filed 2013-09-25
CIK 1482278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

MASCOT VENTURES INC
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Inception (September 25, 2007) Through
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012	July 31, 2013

Operating Costs

General and Administrative	$126,377	$9,206	$142,229	$38,945	$335,602
Impairment Loss	-	-	6,500	-	6,500
Total Operating Costs	(126,377)	(9,206)	(148,729)	(38,945)	(342,102)

Interest Expense	(2,957)	-	(2,957)	-	(2,957)
Derivative Expense	(14,795)	-	(14,795)	-	(14,795)
Interest Income	-	-	-	-	912
Net Loss	$(144,129)	$(9,206)	$(166,481)	$(38,945)	$(358,942)

Net Loss per share basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding
basic and diluted	11,860,000	11,860,000	11,860,000	11,860,000

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

2.  RELATED PARTY TRANSACTIONS

The President of the Company has provided management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President had agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $100,000. The $99,000 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital) for the period from September 25, 2007 (inception) to March 31, 2013. This has been discontinued as of March 31, 2013 due to the President’s resignation.  During the nine months ended July 31, 2013, the Company incurred $81,314 in operating expenses advanced to the Company by JDB Consulting, LLC which is owned by the CEO of the Company.  Those advances have been deemed consulting fees due to JDB Consulting, LLC upon feasibility of repayment.

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

From the period of September 25, 2007 (inception) to July 31, 2013, we incurred operating expenses of $342,102.

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

MASCOT VENTURES INC.
(Name of Registrant)

Date: September 24, 2013	By:	/s/ Don Latson
Name: Don Latson
Title: President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: September 24, 2013	/s/ Don Latson
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

Date:  September 24, 2013

/s/ Don Latson
Don Latson
President and Chief Executive Officer, principal accounting officer and principal financial officer