Form 10-K
period 2013-10-31
Emoneco, Inc.
filed 2014-02-14
CIK 1482278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-54298

eMONEco, Inc.
f/k/a Mascot Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	80-0818756
(State of incorporation)	(I.R.S. Employer Identification No.)

4745 W. 136th Street Leawood, KS	66224
(Address of principal executive offices)	(Zip Code)

913-871-4336
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o No x

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes o No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [ ] No [  x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ x]

As of February 12 2014, the registrant had 262,513,329 shares of common stock issued and outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,790,009.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

eMONEco, Inc. (hereinunder “we,” “the Company” or “the Registrant”)  was incorporated in the State of Nevada on September 25, 2007 as Mascot Ventures, Inc. to engage in the acquisition, exploration and development of natural resource properties.  The Company is in the exploration stage with no revenues and limited operating history.  On December 23, 2013, the Company changed its name to eMONEco, Inc. to better reflect the business of mobile payments, remittance, banking and commerce derived from the licensing of certain rights and technology granted by JBD Consulting, LLC signed on April 15, 2013 (the “MONE Licensing Agreement”).

On December 16, 2013, the Registrant filed a Certificate of Amendment to its Articles of Incorporation (“Certificate”) with the Secretary of State of the State of Nevada to increase the number of shares of authorized capital of the Company from 75,000,000 shares of common stock, $0.001 par value per share, to 500,000,000 shares of common stock, $0.001 par value per share. The amendment was approved by the officers and directors of the Registrant in accordance with the laws of the state of Nevada. On November 25, 2013, the Board of Directors approved a dividend equal to 13 shares for each 1 share held at that time.   The effect of the dividend was a forward split of 13:1, which was deemed effective on December 23, 2013 along with the name change which had been approved by the shareholder on April 17, 2013 as duly noted in the Form 14C filed by the Registrant on August 9, 2013.  The name change and the forward split were 2 of several conditions for closing the MONE Licensing Agreement. As the dividend originally proposed was 2:1, upon further analysis by the Board of Directors, the dividend was adjusted to 13:1 to better reflect the capital strategy as several months had passed since the original execution of the MONE Licensing Agreement.  The Board’s decision in no way undermined the purpose and intent of the contract and the change in dividend was approved by the principals of JBD Consulting, LLC.

We are a development-stage company. To date we have not generated any revenue. Since the signing of the MONE Licensing Agreement and the appointment of Donald E. Latson to the Board of Directors on April 16, 2013, the Company has been engaged in operation related to the research and development of the mobile payments, remittance, banking, and commerce software, developing marketing strategies and recruiting telecom providers, banks, and other third party partners for the development of the business based on the MONE Licensing Agreement.

Product

Mobile Monē or MobileMone.com is a comprehensive prepaid financial services product suite available in the market today, combining all five (5) of the most requested financial services in a single product:

 - Banked Solutions and Enhancements
 - Under-banked and Unbanked Services
 - Person-to-Person Services
 - Account-to-Account Transfer Services
 - Merchant Network Services
 - Remittance Services

Mobile Monē innovatively integrates technology and traditional banking and financial services, Mobile Monē is a mobile commerce (m-commerce) business allowing payments and money transfers to be made through mobile phones, any mobile phone and not just smart phones.

The mobile payments (m-payments) and mobile banking (m-banking) movements are the fastest growing movements in the financial services industry.  These movements open up more traditional banking and payments opportunities to current and new markets, and also introduce new highly profitable business opportunities to those who deliver these services.

Mobile Monē is an innovative alternative to traditional paper payment methods such as checks and money orders. Mobile Monē has created the world's first purely "mobile only" bank account (Mobile Monē wallet) in order to solve a growing financial service problem – a cost-effective method of delivering immediate electronic payment exchanges.

Mobile Monē is focused on user friendly, seamless mobile banking transactions. Users simply: 1) use their pre-paid card; 2) call via phone, or 3) send a message from their mobile phones to the Mobile Monē server.  The server validates the transaction and transfers the funds or responds to the user's request for account information.  Mobile Monē is a payment intermediary service that facilitates worldwide e-commerce and m-commerce.

Mobile Monē also performs payment processing for online vendors, and commercial users, for which it charges a fee; thus, delivering the desired benefits of contactless payment without the need to impose costly Point-of-Sale (POS) infrastructure changes.

Mobile Monē sometimes also charges a transaction fee for receiving money. The market opportunity for our technology and service is tremendous and subject to a high growth trend. The mobile payments market was projected to exceed more than $600 Billion globally in 2013.   With over 200 million mobile devices in use today, in the United States alone, we are afforded an opportunity to make Mobile Monē services a “must have” service specifically designed for the segment of the market that has a well- documented need.

Network-branded prepaid cards are targeted primarily to the roughly nine (9) million so-called unbanked households in the United States, those, according to a 2009 Federal Reserve survey, without any checking or savings account. Another 21 million households are under-banked, meaning they do not have access to more advanced financial services tools (i.e. internet, voice, or mobile banking) from their banks or credit unions. Taken together, that accounts for some 60 million adults, or one-quarter of the households in the United States.

Of those households, only 28% have used a prepaid card, meaning there's plenty of untapped opportunity. Most credit-card experts expect prepaid-card use to explode beyond the 20%-plus annual growth of the past five years as banks pile on charges for debit cards and checking accounts and impose hefty minimum balances on checking accounts to waive fees.

Ninety-five percent (95%) of the targeted households in the United States own at least one mobile phone, contributing to the 270 million mobile phone users in the United States and an estimated 3 billion mobile phone users globally.  As such, Mobile Monē is in a uniquely positioned to satisfy the needs of the targeted market in a highly innovative and profitable manner.

 Mobile mone helps you embrace increasing demand for Person-to-Person payments and grow your customer base and revenue outside traditional methods.

Mobile mone — the only multi-channel, P2P  payments solution developed for financial  institutions — lets your customers securely send money to anyone, anytime, anyplace, anywhere.  Imagine the strength of your brand coupled with the power of a pioneering FDIC individually insured mobile bank account.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company currently utilizes the services of a virtual office provider DaVinci, Inc. for which the Company pays $149 per month.

Item 3.  Legal Proceedings

We are not currently involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are quoted on the OTC Bulletin Board under the symbol “EMON”.  OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

There has been minimal trading during the last three fiscal years.

Number of Holders

As of October 31, 2013, the 154,180,000 issued and outstanding shares of common stock were held by a total of 14 shareholders of record.  As of the date of this filing, the 262,513,329 shares were held by a total of 12 shareholders.

Dividends

We have not declared or paid dividends on our common stock nor do we anticipate paying dividends in the foreseeable future.  Declaration or payment of dividends, if any, in the future, will be at the discretion of our board of directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Securities authorized for issuance under equity compensation plans

We have no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

None.

Use of Proceeds of Registered Securities.

There were no sales or proceeds during the calendar year ended October 31, 2013, for the sale of registered securities.

Purchases of Equity Securities.

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies..

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made and reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

PLAN OF OPERATION

As of April 15, 2013, when the Company entered into a Reorganization and Exclusive Sponsorship Licensing Agreement with JBD Consulting LLC and Mobile Mone, Inc. (the “Licensing Agreement”), as detailed in the Form 8-K filed on April 17, 2013, we have abandoned previous plans to exploration of our mineral rights claims.  Pursuant to the Licensing Agreement, we intend to begin operations as an exclusive provider of mobile payments, remittance, banking, and commerce services under the license of JBD Consulting LLC.  The Mobile Mone product allows participants to utilize mobile telephone technology to transfer and exchange money via any Internet connected device, standard phone line, email, or SMS text messaging system. Our revenues will be derived on a commission basis duly scheduled in the Licensing Agreement.

The conditions precedent to the closing of the Licensing Agreement have not been met and thus the Licensing Agreement is not yet effective.  However, management has continued operations in developing the software and marketing to venders and service providers.

Over the next twelve months we intend to build our operations and staff to implement our long term goals.  As we have failed to secure financing to implement our full operations, little has changed since our last quarterly report beyond expenses and product development. We are currently engaging key personnel in compliance, marketing and software development. Over the 40-45 days following closing of the Licensing Agreement, we plan on staffing our sales team with National, Regional, and Local sales representatives as well as support staff and territorially based strategic partners.  We expect to close the Licensing Agreement before the end of the 1st quarter of 2014.

We expect to begin utilizing our sales staff immediately and see real sales revenues within 13-14 weeks and begin hitting long term projection goals by the 24th week of operation.   During this time we will begin to scale our marketing material, training programs and resource centers for staff and potential clients alike

RESULTS OF OPERATIONS

The twelve months ended October 31, 2013 and 2012, and the period from September 25, 2007 (Inception) to October 31, 2013

We recorded no revenues for the twelve months ended October 31, 2013 and 2012.   From the period of September 25, 2007 (inception) to October 31, 2013, we recorded no revenues.

For the twelve months ending October 31, 2013, impairment loss was $6,500 and general and administrative expenses were $223,415. For the twelve months ending October 31, 2012, general and administrative expenses were $46,049.

Operating expenses, consisting solely of general and administrative expenses in the year ended October 31, 2013, consisted primarily of management fees, rent, filing fees, share transfer fees, accounting fees, consulting fees and service providers for marketing and software development.

From the period of September 25, 2007 (inception) to October 31, 2013, we incurred operating expenses of $423,288. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

Twelve Months Ended October 31, 2013

As of October 31, 2013, we had assets totaling $565 and our total liabilities were $290,560, comprised of $10,819  of a convertible note payable, net of discount, with derivative liability of $44,751, accounts payable and accrued expenses equal to $165,129, and $69,861 in advances from related parties.

As of October 31, 2012, we had $6,505 in assets and $56,966 in liabilities.  Stockholders’ deficit increased from $50,461 as of October 31, 2012 to $289,995 as of October 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (September 25, 2007) to October 31, 2013, cash provided by financing activities was $160,361, which consists of proceeds received from the issuance of a promissory note in the amount of $40,000, $50,500 from the issuance of common stock for cash, and $69,861, net, from advances by related parties.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing.

We estimate that within the next 12 months we will need approximately $200,000 for acquisition of inventory, marketing and developing a distribution chain.

We cannot be certain that the required additional financing will be available or available on terms favorable to us. We currently do not have any arrangements or commitments in place for any other financings. If additional funds are raised by the issuance of our equity securities, existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with equity sales or loans. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our October 31, 2013 and October 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has incurred losses since inception resulting in an accumulated deficit of $439,495 as of October 31, 2013 and further losses are anticipated in the development of the business raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
eMoneco, Inc.
(formerly Mascot Ventures, Inc.)
(A Development Stage Company)
Leawood, Kansas

We have audited the accompanying balance sheets of eMoneco, Inc. (formerly Mascot Ventures, Inc.) (the “Company”) as of October 31, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended October 31, 2013 and for the period from September 25, 2007 (inception) through October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eMoneco, Inc. (formerly Mascot Ventures, Inc.) as of October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2013 and for the period from September 25, 2007 (inception) through October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
February 10, 2014

eMONEco, Inc.
(formerly Mascot Ventures, Inc.)
(A Development Stage Company)
Balance Sheets

	October 31, 2013	October 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$565	$5
Total current assets	565	5

Other Assets
Mining Claim	-	6,500
TOTAL ASSETS	$565	$6,505

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expense	$165,129	$4,478
Advances from related parties	69,861	52,488
Total current liabilities	234,990	56,966

Convertible note payable, net discount of $29,181 and $0 at October 31, 2013 and October 31, 2012 respectively	10,819	-
Derivative liability	44,751	-
Total liabilities	290,560	56,966
STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 10,000,000 shares authorized, 100 Series A designated, none issued as of October 31, 2013 and 2012 respectively	-	-
Common stock $0.001 par value, 500,000,000 shares authorized 154,180,000 shares issued and outstanding at October 31, 2013 and 2012, respectively	154,180	154,180
Additional paid-in capital	(4,680)	(12,180)
Deficit accumulated during development stage	(439,495)	(192,461)
TOTAL STOCKHOLDERS' DEFICIT	(289,995)	(50,461)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$565	$6,505

The accompanying notes are an integral part of these financial statements.

eMONEco, Inc.
(formerly Mascot Ventures, Inc.)
(A Development Stage Company)
Statements of Operations

	Year Ended October 31, 2013	Year Ended October 31, 2012	Inception (September 25, 2007) Through October 31, 2013
Operating Costs
General and Administrative	$223,415	$46,049	$416,788
Impairment loss	6,500	-	6,500
Total Operating Costs	(229,915)	(46,049)	(423,288)
Amortization expense	(10,819)	-	(10,819)
Interest expense	(1,549)	-	(1,549)
Derivative expense	(4,751)	-	(4,751)
Interest income	-	-	912
Net Loss	$(247,034)	$(46,049)	$(439,495)
Net Loss per share basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	154,180,000	154,180,000

The accompanying notes are an integral part of these financial statements.

eMONEco, Inc.
(formerly Mascot Ventures, Inc.)
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
Period from September 25, 2007 (inception) through October 31, 2013

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total
Stock issued to founders for cash	130,000,000	$130,000	$(120,000)	$-	$10,000
Donated services	-	-	1,500	-	1,500
Net loss	-	-	-	(1,507)	(1,507)
Balance October 31, 2007	130,000,000	130,000	(118,500)	(1,507)	9,993
Stock issued for cash	20,020,000	20,020	(3,020)	-	17,000
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(18,025)	(18,025)
Balance October 31, 2008	150,020,000	150,020	(103,520)	(19,532)	26,968
Stock issued for cash	4,160,000	4,160	19,340	-	23,500
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(19,118)	(19,118)
Balance October 31, 2009	154,180,000	154,180	(66,180)	(38,650)	49,350
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(65,293)	(65,293)
Balance October 31, 2010	154,180,000	154,180	(48,180)	(103,943)	2,057
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(42,469)	(42,469)
Balance October 31, 2011	154,180,000	154,180	(30,180)	(146,412)	(22,412)
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(46,049)	(46,049)
Balance October 31, 2012	154,180,000	154,180	(12,180)	(192,461)	(50,461)
Donated services	-	-	7,500	-	7,500
Net loss	-	-	-	(247,034)	(247,034)
Balance October 31, 2013	154,180,000	$154,180	$(4,680)	$(439,495)	$(289,995)

The accompanying notes are an integral part of these financial statements.

eMONEco, Inc.
(formerly Mascot Ventures, Inc.)
(A Development Stage Company)
Statements of Cash Flows

	Year Ended October 31, 2013	Year Ended October 31, 2012	Inception (September 25, 2007) Through October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(247,034)	$(46,049)	$(439,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	7,500	18,000	99,000
Impairment loss	6,500	-	6,500
Amortization of debt discount	10,819	-	10,819
Derivative expense	4,751	-	4,751
Changes in operating assets and liabilities:
Accounts Payable and accrued expenses	160,651	4,478	165,129
Net cash used in operating activities	(56,813)	(23,571)	(153,296)
Acquisition of mining claim	-	-	(6,500)
Net cash used in investing activities	-	-	(6,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	27,373	638	79,861
Repayments of related party advances	(10,000)	-	(10,000)
Proceeds from issuance of convertible note	40,000	-	40,000
Issuance of common stock for cash	-	-	50,500
Net cash provided by financing activities	57,373	638	160,361
Net change in cash and cash equivalents	560	(22,933)	565
Cash and cash equivalents at beginning of period	5	22,938	-
Cash and cash equivalents at end of period	$565	$5	$565

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non Cash Investing and Financing Activities:
Debt discount on convertible note	$40,000	$-	$40,000
The accompanying notes are an integral part of these financial statements.

eMONEco, Inc.
(formerly Mascot Ventures, Inc.)
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2013

1.  NATURE OF OPERATIONS

eMONEco, Inc. (formerly Mascot Ventures Inc.) (“the Company”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties.  The Company is in the exploration stage with no revenues and limited operating history.

On April 15, 2013, the Company entered into a Reorganization and Exclusive Sponsorship Licensing Agreement with JBD Consulting LLC and Mobile Mone, Inc. to provide mobile payments, remittance, banking, and commerce services and has totally abandoned previous plans to exploit and develop natural resource properties.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or issuance of common shares.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is October 31.

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

Development Stage Company

The Company complies with Financial Standards Codification (“ASC”) 915 and Securities Exchange Commission Act Guide 7 for its characterization of the Company as a development stage enterprise.

eMONEco, Inc.
(formerly Mascot Ventures, Inc.)
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2013

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

Fair Value of Financial Instrument

The Company’s financial instruments consisted of cash, accounts payable, related party advances and convertible notes. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Derivative Instruments

In connection with the sale of debt or equity instruments, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, the Company estimates the future volatility of its common stock price based on not only the history of its stock price but also the experience of other entities considered comparable to the Company.

The Company estimates fair value of derivative instrument liabilities using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”). This model requires the Company to estimate expected volatility and expected life, which are highly complex and subjective variables. The Company estimates expected term using the safe-harbor provisions of FASB ASC 718. The Company estimated its expected volatility by taking the volatility determined for a peer group of a similar publicly-traded company.

Income Taxes

The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At October 31, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net (Loss) per Share
The Company computes net (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

eMONEco, Inc.
(formerly Mascot Ventures, Inc.)
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2013

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company’s results of operations, financial position or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

3.  RELATED PARTY TRANSACTIONS

The President of the Company provided management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $100,000. The assigned rights are valued at $1,000 per month for executive compensation and $500 for rent. A total of $99,000 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital) for the period from September 25, 2007 (inception) to October 31, 2013. From November 1, 2012 through March 31, 2013 these fees are $7,500. The President of the Company resigned effective March 31, 2013 and this practice was discontinued at that time.

During the year ended October 31, 2013, the Company incurred $109,801 in consulting fees to JBD Consulting, LLC, which is owned by the CEO of the Company.

As of October 31, 2013 there were advances from the majority shareholder and a related party totaling $69,861. These were made in order to assist in meeting general and administrative expenses. They carry no interest or maturity date, unsecured and are due upon demand.

4.  STOCKHOLDER’S DEFICIT

On August 31, 2013, the Company declared a forward stock split of thirteen (13) shares of common stock to one (1) share of common stock, to all shareholders of record as of this date, which became effective December 23, 2013 after notification to the Financial Industry Regulatory Authority (“FINRA”). The forward stock split has been shown retroactively.

a) In October 2007 the Company issued 130,000,000 common shares (post forward split) of the Company to the two Directors for cash proceeds of $10,000.
b) In November 2007 the Company issued 19,500,000 common shares (post forward split) of the Company for cash proceeds of $15,000.
c) In June 2008 the Company issued 520,000 common shares (post forward split) of the Company for cash proceeds of $2,000.
d) In November 2008, the Company issued 260,000 common shares (post forward split) of the Company for cash proceeds of $1,000.
e) In July 2009 the Company issued 1,950,000 common shares (post forward split) of the Company for cash proceeds of $7,500.
f) In July 2009 the Company issued 1,950,000 common shares (post forward split) of the Company for cash proceeds of $15,000.

At October 31, 2013, there are a total of 500,000,000 shares authorized and 154,180,000 (post forward split) of the Company’s common shares issued and outstanding.

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

eMONEco, Inc.
(formerly Mascot Ventures, Inc.)
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2013

The provision for refundable federal income tax consists of the following for the periods ending:

	October 31, 2013	October 31, 2012
Federal income tax benefit attributed to:
Net operating loss	$83,990	$15,650
Valuation allowance	(83,990)	(15,650)

Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant	October 31, 2013	October 31, 2012
items comprising our net deferred tax amount is as follows:

Deferred tax attributed:
Net operating loss carryover	$149,420	$65,430
Less: change in valuation allowance	(149,420)	(65,430)

Net deferred tax asset	$-	$-

At October 31, 2013, the Company had an unused net operating loss carry-forward approximating $433,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

6. CONVERTIBLE NOTES PAYABLE

On July 22, 2013, the Company issued a Convertible Note (the “Note”) to Aldebourne Ltd. (the Note holder). In connection with a $40,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest upon three (3) days’ written notice to the holder. The Company may pay 150% of the entire outstanding principal amount of the Note plus any accrued or unpaid interest. The Note holder retains the right to convert at any time, outstanding balance and accrued interest into shares of the Company’s common stock at a conversion price equal to 70% of the average lowest trading price for the five days prior to the conversion date. The Company recorded a discount of $40,000 related to the derivative liability at inception and a derivative expense of $14,795 at inception. The Company recorded a derivative liability of $44,751 and derivative expense of $4,751 for the year ended October 31, 2013. The interest rate is 14% per annum and the maturity date is July 21, 2015. The total accrued interest as of October 31, 2013 is $1,549.

7. SUBSEQUENT EVENTS

On November 12, 2013, the Company issued a Convertible Note (the “Note”) to Aldebourne Ltd. in connection with a $50,000 working capital loan to the Company. The loan matures on November 12, 2014 and carries an interest rate of 14% per annum, which will accrue and become due and payable with the principle. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share.

eMONEco, Inc.
(formerly Mascot Ventures, Inc.)
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2013

On November 14, 2013, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada, changing the name of the Corporation to “eMONEco, Inc.” from Mascot Ventures, Inc. This will be effective November 25, 2013.

On November 20, 2013, the Company issued a total of 108,333,329 shares of restricted common stock (post- forward stock split) to JBD Consulting, LLC pursuant to the terms of the MONE Licensing Agreement.

On December 10, 2013, the Company issued a Convertible Promissory Note (the “Note”) to Pro Players LLC in connection with a $10,000 working capital loan to the Company. The Note matures on December 10, 2014 and carries an interest rate of 14% per annum, which will accrue and become due and payable with the principle. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share.

On December 13, 2013, the Company issued a Convertible Promissory Note to Pro Players LLC in connection with a $10,000 working capital loan to the Company. The Note matures on December 13, 2014 and carries an interest rate of 14% per annum, which will accrue and become due and payable with the principle. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share.

On December 16, 2013, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada, increasing the authorized Common Shares with a par value of $0.001 per share, from 75,000,000 to 500,000,000. The Amendment included the designation of 10,000,000 Preferred Shares with a par value of $0.001 per share.

On December 17, 2013, the Company filed a Certificate of Designation with the State of Nevada regarding the designation of 100 Series A Preferred Shares with a par value of $0.001 per share.

In their entirety the Series A Preferred Shares, par value $0.001 per share, shall have the voting rights, at all times equal to 51% of the then voting rights of the Company. Each Preferred Share shall individually maintain voting rights equal to its pro rata allocation of the entirety of the Series, or 51%. Each share shall be convertible at an equal rate to voting rights. Any conversion of one or more Preferred Shares shall thereafter reduce the voting rights of the Series by the same.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive  and principal financial officer concluded that our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting.

Don E. Latson, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of October 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive and Chief Financial Officer believes that, as of October 31, 2013, our internal control over financial reporting is effective based on those criteria.

Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following table sets forth information regarding our executive officer and directors.

Name and Address	Age	Position(s)

Donald E. Latson	49	Director, President, CFO, CEO, Treasurer

Dale Davis	45	Director, Secretary

Dale Davis as an officer and a Director since April 9, 2013 when he was appointed by Wendy Wildmen, then the sole Elliott Lydell (Dale) Davis, born March 25, 1969 in Toccoa, Georgia is the founder and CEO of both Pro Player Holdings and The Dale Davis Foundation for at Risk Youth, which grants scholarships across the country. Mr. Davis, a graduate of Clemson University with a degree in Business Management, was drafted by the Indiana Pacers in the first round of the 1991 National Basketball Association (NBA) Draft (13th overall).

In his first nine years in the NBA, Mr. Davis led the Pacers in field goal percentage and is ranked first in team history in that category and rebounding. In 2000, Mr. Davis was selected to participate in the NBA All-Star game. He played in the Final Four of the NBA Finals four times and was ranked 22nd in NBA history in career field goal percentage. He also played for Portland, Golden State, New Orleans and Detroit.

Mr. Davis founded the company World Ain’t Right (W.A.R.) Enterprises, which produces projects in the Movie, Music, Technology, Social Media and Entertainment sector. W.A.R. Entertainment has produced several film projects that have been distributed by Universal Studios; as well as several music projects independently distributed.

Mr. Davis is the founder of Pro Player Holdings, LLC. Pro Player Holdings is a privately held, diversified holding company that secures, merges, augments and directs the investments of professional athletes, agents, coaches, managers and investment partners.

As a member of the management team for Pro Player Holdings, LLC Mr. Davis created Pro Player University in conjunction with San Diego University for Integrative Studies. Pro Player University paves the way for professional athletes to continue their educational pursuits via an online educational channel and career development program.

Donald E. Latson has been an officer and a Director since his appointment on April 17, 2013, pursuant to the MONE Licensing Agreement. Mr. Donald E. Latson, born January 27, 1964 in Tampa, Florida is an entrepreneur and Founder and Managing Partner of JBD Consulting, a boutique consulting firm, established in 2005.  The firm provides customized payment processing solutions, and develops custom distribution channels for businesses in the financial services and health care market sectors.

From June of 2008 to November of 2009, Mr. Latson served as Vice President of Product Development for US Central Federal Credit Union, at the time the nation’s only wholesale corporate credit union, where he was responsible for emerging markets with emphasis on payments convergence, multi-channel banking, and electronic payments platforms.

In 1996 Mr. Latson was recruited by a Kansas City based venture capital firm to join DynamicVOICE, LLC (formerly CompuSPEAK) in Lenexa, Kansas.  The company was instrumental in changing the way wireless digital voice processing devices are implemented and safely used in healthcare environments. Mr. Latson served as President and Chief Operating Officer of the company until 2005, when he founded JBD Consulting.

Mr. Latson’s professional foundation began in 1987 with Dictaphone Corporation in Tampa, Florida where he rapidly rose through the company’s ranks and was promoted to its headquarters in Stratford, CT, in 1990.  In the company’s world headquarters Mr. Latson served as Marketing Manager and Marketing Director responsible for the development of strategic alliances, and management of new product launch activities..

Mr. Latson is a 1986 graduate of Valdosta State University with degrees in Marketing (BBA) and Management Information Systems (BBA).

Family Relationships.

There is no family relationship between any of our officers or directors.

Involvement in Legal Proceedings.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance.

None of our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Board Committees.

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director’s composition and our relatively limited operations, the Board of Directors is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert.

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics.

We do not have a code of ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last two fiscal years ended on October 31, 2012 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Donald Latson	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0
Dale Davis	2012	0	0	0	0	0	0	0	0
Secretary	2013	0	0	0	0	0	0	0	0
Wendy Wildman	2012	0	0	0	0	0	0	0	0
Pres. (resigned)	2013	0	0	0	0	0	0	0	0
Clive Hope	2012	0	0	0	0	0	0	0	0
Sec. (resigned)	2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

As of October 31, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

None of our directors have received monetary compensation since our inception until October 31, 2013. We currently do not pay any compensation to our directors serving on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of [date], the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 262,513,329 shares of our common stock issued as of January 28, 2014. Unless otherwise indicated, the address of each stockholder listed below is c/o eMONEco, Inc., 4745 W. 136th Street, Leawood, KS 66224.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	JBD Consulting, LLC1	108,333,329	41.27%
Common Stock	Dale Davis2	0	0.00%
Common Stock	Wendy Wildman	65,000,000	24.76%
Common Stock	Clive Hope	65,000,000	24.76%
Common Stock	All officers and directors (2 persons)	108,333,329	41.27%

1.
Don E. Latson, the President and CEO of the Company is the principal of JBD Consulting, LLC
2.
Dale Davis is a Director and Officer of the Company

Changes in Control.

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K, currently.  How it is anticipated that per the terms of the MONE Licensing Agreement, Don E. Latson or JBD Consulting, LLC shall be issued 100 shares of Series A Preferred stock which voting rights, in total, will equal, at all times, 51% of the then voting.  The Series A Preferred shares convert at the same rate and each share shall carry a pro rata conversion feature.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On November 20, 2013, we issued a total of 108,333,329 shares of restricted common stock (post forward stock split) to JBD Consulting, LLC pursuant to the terms of the MONE Licensing Agreement. Don E. Latson, a member of the Board of Directors and our CEO and President, is the principal of JBD Consulting, LLC.  Mr. Latson or JBD Consulting, LLC shall receive 100 shares of Series A Preferred shares that vote and convert to common at a rate always equal to 51% of the total voting rights of all other shares.  Additionally, the transaction itself is between the Company and JBD Consulting, LLC, who shall be the beneficiary of the licensing arraignments stated therein.  A copy of the transaction can be found in the Form 8-K filed with the Commission of April 17, 2013.

Director independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

 Item 14. Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed in each of the fiscal years ended October 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K and Form 10-Q, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $11,690 and $11,740 respectively.

Audit-Related Fees.

For each of the fiscal years ended October 31, 2013 and 2012, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

None.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation of the Registrant*
3.1.1	Articles of Incorporation of Mascot Ventures, Inc.. filed with the Secretary of State of the State of Nevada September 27, 2007*
3.1.2	Certificate of Amendment to Articles of Incorporation of Mascot Ventures filed with the Secretary of State of the State of Nevada December 16, 2013***
3.2	Bylaws of the Registrant*
10.1	Reorganization And Exclusive Sponsorship Licensing Agreement dated April 15, 2013**
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002***
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley***

* filed as the corresponding exhibit to the Form S-1 (Registration No. 333-164845) effective as of June 15, 2010

** filed as the corresponding exhibit to the Current Report on Form 8-K filed by the Company on August 17, 2013

*** filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMONECO, INC.

Dated: February 13, 2014	By:	/s/ Donald E. Latson
	Title:	President CEO, CFO and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 13, 2014	By:	/s/ Donald E. Latson
	Title:	President CEO, CFO and Treasurer