Form 10-Q
period 2014-01-31
Emoneco, Inc.
filed 2014-03-24
CIK 1482278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54298

eMONEco INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0818756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4745 W. 136th Street, Leawood, KS 66224
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

Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]	No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes [ ]	No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]	No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 24, 2014, there were 262,513,359 shares of common stock, $0.001 par value per share, outstanding.

eMoneco, Inc.
(formerly Mascot Ventures, INC.)
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JANUARY 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of eMONEco, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to successful launch its mobile banking operations, the exercise of an anticipated majority holding through our Preferred Series A shares  controlled by the Company’s CEO holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION.

ITEM 1.       FINANCIAL INFORMATION.

PAGES
Balance Sheets as of January 31, 2014 and October 31, 2013 (unaudited).	F-1

Statements of Operations for the three months ended January 31, 2014 and 2013, and the period from September 25, 2007 (Inception) to January 31, 2014 (unaudited).	F-2

Statements of Cash Flows for the three months ended January 31, 2014 and 2013, and the period from September 25, 2007 (Inception) to January 31, 2014 (unaudited).	F-3

Notes to Financial Statements (unaudited).	F-4 to F-5

eMONEco INC.
(formerly Mascot Ventures, Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$2,560	$565
Mobile Mone Reserve	10,000	-
Total current assets	12,560	565

TOTAL ASSETS	$12,560	$565

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expense	$72,181	$66,827
Accounts payable-related party	101,302	98,302
Advances from related parties	66,360	69,861
Convertible notes payable	70,000	-
Total current liabilities	309,843	234,990
Convertible note payable, net discount of $29,181 and $0 at January 31, 2014 and
October 31, 2013 respectively	18,819	10,819
Derivative liability	34,747	44,751
Total Liabilities	363,409	290,560

STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 10,000,000 shares authorized, 100 Series A designated, none issued as of January 31, 2014 and October 31, 2013 respectively
Common stock $0.001 par value, 500,000,000 shares authorized 262,513,359
shares issued and outstanding at January 31, 2014 and 154,180,000 at October 31, 2013	262,513	154,180
Additional paid-in capital	(4,680)	(4,680)
Deficit accumulated during development stage	(608,682)	(439,495)
TOTAL STOCKHOLDERS' DEFICIT	(350,849)	(289,995)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,560	$565

The accompanying nots are an integral part of these financial statements

eMONEco INC.
(formerly Mascot Ventures, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Inception (September 25, 2007) Through January 31, 2014

Operating Costs

General and Administrative	$167,859	$12,852	$584,647
Impairment loss	-	-	6,500
Total Operating Costs	(167,859)	(12,852)	(591,147)
Amortization expense	(8,000)	-	(18,819)
Interest expense	(3,332)	-	(4,881)
Derivative income	10,004	-	5,253
Interest income	-	-	912

Net Loss	$(169,187)	$(12,852)	$(608,682)

Net Loss per share basic and diluted	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding
basic and diluted	238,962,605	154,180,000

The accompanying nots are an integral part of these financial statements

eMONEco INC. (formerly Mascot Ventures, Inc.) STATEMENTS OF CASH FLOWS (Unaudited)

			Inception
			(September 25, 2007)
	Three Months Ended		Through
	January 31, 2014		January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(169,187)	$(12,852)	$(608,682)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment loss	-	-	6,500
Stock issued for services	108,333	-	108,333
Donated services	-	4,500	99,000
Amortization of debt discount	8,000	-	18,819
Derivative expense	(10,004)	-	(5,253)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	5,353	3,053	72,180
Accounts payable-related party	3,000	-	101,302
Net cash used in operating activities	(54,505)	(5,299)	(207,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Mone Reserve	(10,000)	-	(10,000)
Acquisition of mining claim	-	-	(6,500)
Net cash used in investing activities	(10,000)	-	(16,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	1,500	5,451	81,361
Repayments of related party advances	(5,000)	-	(15,000)
Proceeds from issuance of convertible notes	70,000	-	110,000
Issuance of common stock for cash	-	-	50,500
Net cash provided by financing activities	66,500	5,451	226,861

Net change in cash and cash equivalents	1,995	152	2,560

Net increase in cash
Cash and cash equivalents at beginning of period	565	5	-
Cash and cash equivalents at end of period	$2,560	$157	$2,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non Cash Investing and Financing Activities:
Debt discount on convertible note	$-	$-	$40,000

The accompanying nots are an integral part of these financial statements

eMONEco INC. (formerly Mascot Ventures, Inc.) NOTES TO INTERIM FINANCIAL STATEMENTS (A Development Stage Company) January 31, 2014 (Unaudited)

1.  NATURE OF OPERATIONS

eMONEco,Inc. (formerly Mascot Ventures Inc.) (“The Company”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties.  The Company is in the development stage with no revenues and limited operating history.

On April 15, 2013, the Company entered into a Reorganization and Exclusive Sponsorship Licensing Agreement with JBD Consulting LLC and Mobile Mone, Inc. to provide mobile payments, remittance, banking and commerce services and has totally abandoned previous plans to exploit and develop natural resource properties.

On November 14, 2013, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada, changing the name of the Corporation to “eMONEco, Inc.” from Mascot Ventures, Inc. This was effective November 25, 2013.

The accompanying unaudited interim financial statements of eMONEco, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10K annual report filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported, have been omitted.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or third parties and/or the issuance of common shares.

2.  RELATED PARTY TRANSACTIONS

During the three month period ended January 31, 2014, the Company incurred $30,000 in consulting fees to JBD Consulting, which is owned by the CEO of this Company. Accounts payable-related party are the fees earned but not yet paid of $101,302 and $98,302 at January 31, 2014 and October 31, 2013 respectively.

As of January 31, 2014 there were advances from the majority shareholder and a related party totaling $66,360. These were made in order to assist in meeting general and administrative expenses. They carry no interest or maturity date, are unsecured and due upon demand.

eMONEco INC.
(formerly Mascot Ventures, Inc.)
NOTES TO INTERIM FINANCIAL STATEMENTS
(A Development Stage Company)
January 31, 2014
(Unaudited)

3. CONVERTIBLE NOTES PAYABLE

On July 22, 2013, the Company issued a Convertible Note (the “Note”) to Aldebourne, Ltd. (the Note holder) in connection with a $40,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest upon three (3) days’ written notice to the holder. The Company may pay 150% of the entire outstanding principal amount of the Note plus any accrued or unpaid interest. The Note holder retains the right to convert at any time, outstanding balance and accrued interest into shares of the Company’s common stock at a conversion price equal to 70% of the average lowest trading price for the five days prior to the conversion date. The Company recorded a discount of $40,000 related to the derivative liability at inception and a derivative expense of $14,795 at inception. The Company recorded a derivative liability of $34,747 and derivative income of $10,004 for the period ended January 31, 2014.The interest rate is 14% per annum and the maturity date is July 21, 2015.The total accrued interest as of January 31, 2014 is $2,961.

On November 12 2013, the Company issued a Convertible Note (the “Note”) to Aldebourne, Ltd. in connection with a $50,000 working capital loan to the Company. The Note matures on November 12, 2014 and carries an interest rate of 14% per annum, which will accrue and become due and payable with the principle. If either party decides to convert the Note and all accrued interest at the maturity date or before, into common stock at a par value of $0.001 then the conversion rate will be $0.25 per share.

On December 10 2013, the Company issued a Convertible Promissory Note (the “Note”) to Pro Players LLC in connection with a $10,000 working capital loan to the Company. The Note matures on December 10, 2014 and carries an interest rate of 14% which will accrue and become due and payable with the principle. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share.

On December 13, 2013, the Company issued a Convertible Promissory Note to Pro Players LLC in connection with a $10,000 working capital loan to the Company. The Note matures on December 13, 2014 and carries an interest rate of 14% which will accrue and become due and payable with the principle. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share.

4.  STOCKHOLDER’S DEFICIT

On August 31, 2013, the Company declared a forward stock split of thirteen (13) shares of common stock to one (1) share of common stock, to all shareholders of record as of this date, which became effective December 23, 2013 after notification to the Financial Industry Regulatory Authority (“FINRA”).

The forward stock split has been shown retroactively.

On November 20, 2013, the Company issued a total of 108,333,329 shares of restricted common stock to JBD Consulting, LLC pursuant to the terms of the MONE Licensing Agreement. The fair value of the shares on the date of issuance was $108,333.

At January 31, 2014, there are a total of 500,000,000 shares authorized and 262,513,359 of the Company’s common shares issued and outstanding.

On December 16, 2013, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada, increasing the authorized Common Shares with a par value of $0.001 per share from 75,000,000 to 500,000,000. The Amendment included the authorization of 10,000,000 Preferred Shares with a par value of $0.001 per share.

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of eMONEco, Inc., a Nevada corporation and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the October 31, 2013 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 000-54298), as filed with the Securities and Exchange Commission on February 14, 2014.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

eMONEco,Inc. (formerly Mascot Ventures, Inc.) (“the Company”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties.  The Company was in the exploration stage with no revenues and limited operating history.

On April 15, 2013, the Company entered into a Reorganization and Exclusive Sponsorship Licensing Agreement with JBD Consulting LLC and Mobile Mone, Inc. to provide mobile payments, remittance, banking and commerce services and has totally abandoned previous plans to exploit and develop natural resource properties. A change in control occured as a result of the Reorganization and Exclusive Sponsorship Licensing Agreement.

On November 14, 2013, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada, changing the name of the Corporation to “eMONEco, Inc.” from Mascot Ventures, Inc. This was effective November 25, 2013.

Going Concern

To date, although the Company has significant operations in the development of its mobile banking product,  the Company has no revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing we endeavor to obtain, as described in our Annual Report on Form 10-K (File No. 000-54298), as filed with the Securities and Exchange Commission on February 14, 2014, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to January 31, 2014, we have raised a total of $50,500 from private offerings of our common stock and received net proceeds of $66,360 from a shareholder.

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

Although, the conditions precedent to the closing of the Licensing Agreement have not been met, eMONEco, Inc. has operated with waiver and acceptance from JDB Consulting, LLC.   As such, management has continued operations in developing the software and marketing to venders and service providers. The only remaining item is the issuance of the preferred shares to JDB Consulting, LLC, which we expect to complete in the following weeks from the date of this filing.

Over the next twelve months we intend to build our operations and staff to implement our long term goals.  We are currently engaging key personnel in compliance, marketing and software development. Over the next 40-45 days following a financing event, we plan on staffing our sales team with National, Regional, and Local sales representatives as well as support staff and territorially based strategic partners.

We expect to begin utilizing our sales staff immediately and see real sales revenues within 13-14 weeks and begin hitting long term projection goals by the 24th week of operation.   During this time we will begin to scale our marketing material, training programs and resource centers for staff and potential clients alike.

 Results of Operations

The three months ended January 31, 2014 and 2013, and the period from September 25, 2007 (Inception) to January 31, 2014

We recorded no revenues for the three months ended January 31, 2014 and 2013.   From the period of September 25, 2007 (inception) to January 31, 2014, we recorded no revenues.

For the three months ending January 31, 2014, administrative expenses were $167,859, interest expense was $3,332, amortization expense was $8,000, and derivative income was $10,004. For the three months ending January 31, 2013, general and administrative expenses were $12,852.

Operating expenses, consisting solely of general and administrative expenses in the fiscal quarter ended January 31, 2014, consisted primarily of management fees, rent, filing fees, share transfer fees, accounting fees, consulting fees and service providers for marketing and software development.

From the period of September 25, 2007 (inception) to January 31, 2014, we incurred operating expenses of $591,147.

Liquidity and Capital Resources

At January 31, 2014, we had a cash balance of $2,560.   We do not have sufficient cash on hand to commence building our sales staff or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our sales program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to build our sales platform and continue to develop the software and our business will fail.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4.        CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of January 31, 2014.

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

eMONEco, Inc.
(Name of Registrant)

Date: March 24, 2014	By:	/s/ Don Latson
	Name:	Don Latson
	Title:	President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-164845), as filed with the Securities and Exchange Commission on February 2, 2010.