Form 10-Q
period 2014-04-30
Emoneco, Inc.
filed 2014-06-23
CIK 1482278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 23, 2014, there were 262,513,359 shares of common stock, $0.001 par value per share, outstanding.

eMoneco, Inc.
 (A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 30th, 2014

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Page
Balance Sheets as of April 30, 2014 and October 31, 2013 (unaudited).	5

Statements of Operations for the three and six months ended April 30, 2014 and 2013, and the period from September 25, 2007 (Inception) to April 30, 2014 (unaudited).	6

Statements of Cash Flows for the six months ended April 30, 2014 and 2013, and the period from September 25, 2007 (Inception) to April 30, 2014 (unaudited).	7,8

Notes to Financial Statements (unaudited).	9

eMONEco, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	April 30, 2014	October 31, 2013
ASSETS

Current Assets
Cash and cash equivalents	$14,823	$565
Mobile Mone Reserve	10,000	-
Total current assets	24,823	565

TOTAL ASSETS	$24,823	$565

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$106,216	$66,827
Accounts payable-related party	119,802	98,302
Advances from related parties	66,539	69,861
Convertible notes payable	188,200	-
Total current liabilities	480,757	234,990

Convertible note payable, net discount of $13,442 and $29,181
at April 30, 2014 and October 31, 2013, respectively	26,558	10,819
Derivative liability	25,031	44,751
Total Liabilities	532,346	290,560

STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 10,000,000 shares authorized,
100 Series A designated and issued as of April 30, 2014 and none at October 31, 2013, respectively	1	-
Common stock $0.001 par value, 500,000,000 shares authorized
262,513,359 shares issued and outstanding at April 30, 2014 and 154,180,000 at October 31, 2013	262,513	154,180
Additional paid-in capital	(4,680)	(4,680)
Deficit accumulated during development stage	(765,357)	(439,495)
TOTAL STOCKHOLDERS' DEFICIT	(507,523)	(289,995)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,823	$565

The accompanying notes are an integral part of these financial statements

eMONEco, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Inception (September 25, 2007) Through
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013	April 30, 2014

Operating Costs

General and Administrative	$153,266	$3,000	$321,124	$15,852	$737,912
Impairment loss	-	6,500	-	6,500	6,500
Total Operating Costs	(153,266)	(9,500)	(321,124)	(22,352)	(744,412)
Amortization expense	(7,739)	-	(15,739)	-	(26,558)
Interest expense	(5,386)	-	(8,719)	-	(10,268)
Derivative income	9,716	-	19,720	-	14,969
Interest income	-	-	-	-	912

Net Loss	$(156,675)	$(9,500)	$(325,862)	$(22,352)	$(765,357)

Net Loss per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	262,513,329	154,180,000	250,542,795	154,180,000

The accompanying notes are an integral part of these financial statements

eMONEco, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Inception
	Six Months Ended	Six Months Ended	(September 25, 2007) Through
	April 30, 2014	April 30, 2013	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(325,862)	$(22,352)	$(765,357)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment loss	-	6,500	6,500
Stock issued for services	108,334	-	108,334
Donated services	-	7,500	99,000
Amortization of debt discount	15,739	-	26,558
Derivative income	(19,720)	-	(14,969)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	39,388	(3,447)	106,215
Accounts payable-related party	21,500	-	119,802
Net cash used in operating activities	(160,621)	(11,799)	(313,917)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Mone Reserve	(10,000)	-	(10,000)
Acquisition of mining claim	-	-	(6,500)
Net cash used in investing activities	(10,000)	-	(16,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	1,679	11,794	81,540
Repayments of related party advances	(5,000)	-	(15,000)
Proceeds from issuance of convertible notes	188,200	-	228,200
Issuance of common stock for cash	-	-	50,500
Net cash provided by financing activities	184,879	11,794	345,240

Net change in cash and cash equivalents	14,258	(5)	14,823

Cash and cash equivalents at beginning of period	565	5	-
Cash and cash equivalents at end of period	$14,823	$-	$14,823

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non Cash Investing and Financing Activities:
Debt discount on convertible note	$-	$-	$40,000

The accompanying notes are an integral part of these financial statements

eMONEco, Inc. (A Development Stage Company) Notes To The Financial Statements April 30, 2014 (Unaudited)

1.  NATURE OF OPERATIONS

eMONEco,Inc. (“the Company”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties.  The Company is in the development stage with no revenues and limited operating history.

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

2.  RELATED PARTY TRANSACTIONS

During the six month period ended April 30, 2014, the Company incurred $81,500 in consulting fees to JBD Consulting, which is owned by the CEO of the Company. Accounts payable-related party are the fees earned but not yet paid of $119,802 and $98,302 at April 30, 2014 and October 31, 2013, respectively.

As of April 30, 2014 there were advances from the majority shareholder and a related party totaling $66,539. These were made in order to assist in meeting general and administrative expenses. They carry no interest or maturity date, are unsecured and due upon demand.

eMONEco, Inc. (A Development Stage Company) Notes To The Financial Statements April 30, 2014 (Unaudited)

3. CONVERTIBLE NOTES PAYABLE

On July 22, 2013, the Company issued a Convertible Note (the “Note”) to Aldebourne, Ltd. (the Note holder) in connection with a $40,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principal and accrued interest upon three (3) days’ written notice to the holder. The Company may pay 150% of the entire outstanding principal amount of the Note plus any accrued or unpaid interest. The Note holder retains the right to convert at any time, outstanding balance and accrued interest into shares of the Company’s common stock at a conversion price equal to 70% of the average lowest trading price for the five days prior to the conversion date. The Company recorded a discount of $40,000 related to the derivative liability at inception and a derivative expense of $14,795 at inception.  The Company recorded a derivative liability of $25,031 at April 30, 2014 and derivative income of $19,720 for the six month period ended April 30, 2014. The interest rate is 14% per annum and the maturity date is July 21, 2015. The total accrued interest as of April 30, 2014 is $4,326.

On November 12, 2013, the Company issued a Convertible Note (the “Note”) to Aldebourne, Ltd. in connection with a $50,000 working capital loan to the Company. The Note matures on November 12, 2014 and carries an interest rate of 14% per annum, which will accrue and become due and payable with the principal. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share.

On December 10, 2013, the Company issued a Convertible Promissory Note (the “Note”) to Pro Players LLC in connection with a $10,000 working capital loan to the Company. The Note matures on December 10, 2014 and carries an interest rate of 14% which will accrue and become due and payable with the principal. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share.

On December 13, 2013, the Company issued a Convertible Promissory Note (the “Note”) to Pro Players LLC in connection with a $10,000 working capital loan to the Company. The Note matures on December 13, 2014 and carries an interest rate of 14% which will accrue and become due and payable with the principal. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share.

On March 25, 2014, the Company issued a Convertible Promissory Note (the “Note”) to Aldebourne, Ltd. in connection with a $118,200 working capital loan to the Company. The Note matures on March 25, 2015 and carries an interest rate of 14% which will accrue and become due and payable with the principal. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share.

eMONEco, Inc. (A Development Stage Company) Notes To The Financial Statements April 30, 2014 (Unaudited)

4.  STOCKHOLDER’S DEFICIT

On August 31, 2013, the Company declared a forward stock split of thirteen (13) shares of common stock to one (1) share of common stock, to all shareholders of record as of this date, which became effective December 23, 2013 after notification to the Financial Industry Regulatory Authority (“FINRA”).

The forward stock split has been shown retroactively.

On November 20, 2013, the Company issued a total of 108,333,329 shares of restricted stock to JBD Consulting LLC pursuant to the terms of the MONE Licensing Agreement. The fair value of the shares on the date of issuance was $108,333.

On December 16, 2013, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada, increasing the authorized Common Shares with a par value of $0.001 per share from 75,000,000 to 500,000,000. The Amendment included the authorization of 10,000,000 Preferred Shares with a par value of $0.001 per share.

On December 17, 2013, the Company filed a Certificate of Designation with the State of Nevada regarding the designation of 100 Series “A” Preferred Shares with a par value of $0.001 per share.

In their entirety the Series A Preferred Shares, par value $0.001 per share, shall have the voting rights, at all times equal to 51% of the then voting rights of the Company. Each Preferred Share shall individually maintain voting rights equal to its pro rata allocation of the entirety of the Series, or 51%. Each share shall be convertible at an equal rate to voting rights. Any conversion of one or more Preferred Shares shall thereafter reduce the voting rights of the Series by the same. These shares have voting rights of 133,881,813 at April 30, 2014.

On April 4, 2014, the Company issued 100 Series A Preferred previously designated on December 17, 2013.

At April 30, 2014, there are a total of 500,000,000 common shares authorized and 262,513,359 shares issued and outstanding.

At April 30, 2014 there are a total of 10,000,000 preferred shares authorized and 100 Series A preferred shares issued and outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of eMONEco, Inc., a Nevada corporation and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the October 31, 2013 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 000-54298), as filed with the Securities and Exchange Commission on February 14, 2014.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to April 30, 2014, we have raised a total of $50,500 from private offerings of our common stock and received net proceeds of $66,540 from a shareholder.

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

On April 4, 2014, pursuant to the Reorganization and Exclusive Sponsorship Licensing Agreement, the Company issued 100 shares of Series A Preferred Shares to JBD Consulting, LLC.  As result the transaction was closed, and JBD Consulting, LLC became the controlling person of the Company.

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

 Results of Operations

Three and six months ended April 30, 2014 and 2013, and the period from September 25, 2007 (Inception) to April 30, 2014

We recorded no revenues for the three and six months ended April 30, 2014 and 2013 and the period of September 25, 2007 (inception) to April 30, 2014.

For the three months ending April 30, 2014, administrative expenses were $153,266, interest expense was $5,386, amortization expense was $7,739, and derivative income was $9,716.  For the three months ending April 30, 2013, administrative expenses were $3,000 and impairment loss was $6,500. For the six months ending April 30, 2014, administrative expenses were $321,124, interest expense was $8,719, amortization expense was $15,739 and derivative income was $19,720.  For the six months ending April 30, 2013, administrative expenses were $15,852 and impairment loss was $6,500. Operating expenses, consisting solely of general and administrative expenses in the fiscal quarter ended April 30, 2014, consisted primarily of management fees, rent, filing fees, share transfer fees, accounting fees, consulting fees and service providers for marketing and software development.

From the period of September 25, 2007 (inception) to April 30, 2014, we incurred operating expenses of $744,412.

Liquidity and Capital Resources

At April 30, 2014, we had a cash balance of $14,823.   We do not have sufficient cash on hand to commence building our sales staff or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our sales program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to build our sales platform and continue to develop the software and our business will fail.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of April 30, 2014.

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

eMONEco, Inc.

Date: June 23, 2014	By:	/s/ Don Latson
	Name:	Don Latson
	Title:	President and Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer