Form 10-Q
period 2014-07-31
Emoneco, Inc.
filed 2014-09-23
CIK 1482278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

OR

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54298

eMONEco, Inc.

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

Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 22, 2014, there were 262,513,329 shares of common stock, $0.001 par value per share, outstanding.

eMoneco, Inc.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED July 31, 2014

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

eMONEco, Inc.
Balance Sheets
(Unaudited)
	July 31, 2014	October 31, 2013
ASSETS

Current Assets
Cash and cash equivalents	$642	$565
Mobile Mone Reserve	10,000	-
Total current assets	10,642	565

TOTAL ASSETS	$10,642	$565

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$148,835	$66,827
Accounts payable-related party	151,702	98,302
Advances from related parties	66,539	69,861
Convertible notes payable	188,200	-
Total current liabilities	555,276	234,990
Convertible note payable, net discount of $5,642 and $29,181
at July 31, 2014 and October 31, 2013, respectively	34,358	10,819
Derivative liability	45,481	44,751
Total Liabilities	635,115	290,560

Commitments
STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 10,000,000 shares authorized,
100 Series A designated and issued as of July 31, 2014 and none at October 31, 2013, respectively	1	-
Common stock $0.001 par value, 500,000,000 shares authorized
262,513,329 shares issued and outstanding at July 31, 2014 and 154,180,000 at October 31, 2013	262,513	154,180
Additional paid-in capital	(4,680)	(4,680)
Accumulated deficit	(882,307)	(439,495)
TOTAL STOCKHOLDERS' DEFICIT	(624,473)	(289,995)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$10,642	$565

The accompanying notes are an integral part of these financial statements

eMONEco, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013

Operating Costs

General and Administrative	$80,583	$126,377	$401,707	$142,229
Impairment loss	-	-	-	6,500
Total Operating Costs	(80,583)	(126,377)	(401,707)	(148,729)
Amortization expense	(7,800)	(2,819)	(23,539)	(2,819)
Interest expense	(8,117)	(138)	(16,836)	(138)
Derivative income (expense)	(20,450)	(14,795)	(730)	(14,795)
Interest income	-	-	-	-

Net Loss	$(116,950)	$(144,129)	$(442,812)	$(166,481)

Net Loss per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
basic and diluted	262,513,329	154,180,000	254,576,821	154,180,000

The accompanying notes are an integral part of these financial statements

eMONEco, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2014	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(442,812)	$(166,481)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment loss	-	6,500
Stock issued for services	108,334	-
Donated services	-	7,500
Amortization of debt discount	23,539	2,819
Derivative income (expense)	730	14,795
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	82,007	11,723
Accounts payable-related party	53,400	79,663
Net cash used in operating activities	(174,802)	(43,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Mone Reserve	(10,000)	-
Acquisition of mining claim	-	-
Net cash used in investing activities	(10,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	1,679	11,794
Repayments of related party advances	(5,000)	25
Proceeds from issuance of convertible notes	188,200	40,000
Issuance of common stock for cash	-	-
Net cash provided by financing activities	184,879	51,819

Net change in cash and cash equivalents	77	8,338

Cash and cash equivalents at beginning of period	565	5

Cash and cash equivalents at end of period	$642	$8,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :
Interest	$-	$-
Income Taxes	$-	$-

Non Cash Investing and Financing Activities:
Debt discount on convertible note	$-	$40,000

The accompanying notes are an integral part of these financial statements

eMONEco, Inc. Notes To The Financial Statements July 31, 2014 (Unaudited)

1.  NATURE OF OPERATIONS and BASIS OF PRESENTATION

eMONEco, Inc., (“The Company”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties.  The Company is in the development stage with no revenues and limited operating history.

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

Development Stage Company

The Company is a development stage company as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company, and that the statement of operations, stockholders’ deficit and cash flows disclosed activity since the date of our Inception (September 25, 2007) as a development stage company.  Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions.  The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

2.  RELATED PARTY TRANSACTIONS

During the nine month period ended July 31, 2014, the Company incurred $111,500 in consulting fees to JBD Consulting, which is owned by the CEO of this Company. Accounts payable-related party are the fees earned but not yet paid of $151,702 and $98,302 at July 31, 2014 and October 31, 2013 respectively.

As of July 31, 2014 there were advances from the majority shareholder and a related party totaling $66,539. These were made in order to assist in meeting general and administrative expenses. They carry no interest or maturity date, are unsecured and due upon demand

3. CONVERTIBLE NOTES PAYABLE

On July 22, 2013, the Company issued a Convertible Note (the “Note”) to Aldebourne, Ltd. (the Note holder) in connection with a $40,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest upon three (3) days’ written notice to the holder. The Company may pay 150% of the entire outstanding principal amount of the Note plus any accrued or unpaid interest. The Note holder retains the right to convert at any time, outstanding balance and accrued interest into shares of the Company’s common stock at a conversion price equal to 70% of the average lowest trading price for the five days prior to the conversion date. The Company recorded a discount of $40,000 related to the derivative liability at inception and a derivative expense of $14,795 at inception. The Company recorded a derivative liability of $45,481 and derivative expense of $730 for the period ended July 31, 2014. The interest rate is 14% per annum and the maturity date is July 21, 2015. The total accrued interest as of July 31, 2014 is $5,737.

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

On March 25, 2014, the Company issued a Convertible Promissory Note (the “Note”) to Aldebourne Ltd. in connection with an $118,200 working capital loan to the Company. The Note matures on March 25, 2015 and carries an interest rate of 14% which will accrue and become due and payable with the principle. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share.

4.  STOCKHOLDER’S DEFICIT

On August 31, 2013, the Company declared a forward stock split of thirteen (13) shares of common stock to one (1) share of common stock, to all shareholders of record as of this date, which became effective December 23, 2013 after notification to the Financial Industry Regulatory Authority (“FINRA”).

The forward stock split has been shown retroactively.

On November 20, 2013, the Company issued a total of 108,333,329 shares of restricted stock to JBD Consulting LLC pursuant to the terms of the MONE Licensing Agreement. The fair value of the shares on the date of issuance was $108,333.On December 16, 2013, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada, increasing the authorized Common Shares with a par value of $0.001 per share from 75,000,000 to 500,000,000. The Amendment included the authorization of 10,000,000 Preferred Shares with a par value of $0.001 per share.

On December 17, 2013, the Company filed a Certificate of Designation with the State of Nevada regarding the designation of 100 Series “A” Preferred Shares with a par value of $0.001 per share.

In their entirety the Series A Preferred Shares, par value $0.001 per share, shall have the voting rights, at all times equal to 51% of the then voting rights of the Company. Each Preferred Share shall individually maintain voting rights equal to its pro rata allocation of the entirety of the Series, or 51%. Each share shall be convertible at an equal rate to voting rights. Any conversion of one or more Preferred Shares shall thereafter reduce the voting rights of the Series by the same. These shares have voting rights of 133,881,813 at July 31, 2014.

On April 4, 2014, the Company issued 100 Series A Preferred previously designated on December 17, 2013.

At July 31, 2014, there are a total of 500,000,000 common shares authorized and 262,513,329 shares issued and outstanding.

At July 31, 2014 there are a total of 10,000,000 preferred shares authorized and 100 Series A preferred shares issued and outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of eMONEco, Inc., a Nevada corporation and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the October 30, 2013 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 000-54298), as filed with the Securities and Exchange Commission on February 14, 2014.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

eMONEco,Inc., (“the Company”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties.  The Company is in the development stage with no revenues and limited operating history.

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

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to July 31, 2014, we have raised a total of $50,500 from private offerings of our common stock and received net proceeds of $66,539 from a shareholder.

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

We expect to begin utilizing our sales staff immediately and realize revenues within 13-14 weeks and begin hitting long term projection goals by the 24th week of operation.   During this time we will begin to scale our marketing material, training programs and resource centers for staff and potential clients.

 Results of Operations

Three and nine months ended July 31, 2014 and 2013

We recorded no revenues for the three and nine months ended July 31, 2014 and 2013.

For the three months ending July 31, 2014, administrative expenses were $80,583, interest expense was $8,117, amortization expense was $7,800, and derivative expense was $20,450.  For the three months ending July 31, 2013, administrative expenses were $126,377, interest expense was $138, amortization expense was $2,819, and derivative expense was $14,795. For the nine months ending July 31, 2014, administrative expenses were $401,707, interest expense was $16,836, amortization expense was

$23,539 and derivative expense was $730.  For the nine months ending July 31, 2013, administrative expenses were $142,229, impairment loss was $6,500, interest expense was $138, amortization expense was $2,819, and derivative expense was $14,795. Operating expenses, consisting solely of general and administrative expenses in the fiscal quarter ended July 31, 2014, consisted primarily of management fees, rent, filing fees, share transfer fees, accounting fees, consulting fees and service providers for marketing and software development.

Liquidity and Capital Resources

At July 31, 2014, we had a cash balance of $642.   We do not have sufficient cash on hand to commence building our sales staff or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our sales program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to build our sales platform and continue to develop the software and our business will fail.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of July 31, 2014.

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

eMONEco, Inc.
(Name of Registrant)

Date: September 22, 2014	By:	/s/ Don Latson
Name: Don Latson
Title: President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-164845), as filed with the Securities and Exchange Commission on February 2, 2010.

EXHIBIT 31.1

SECTION 302 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF EMONECO, INC..

I, Don Latson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of eMONEco, Inc.;

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

Date: September 22, 2014	/s/ Don Latson
Don Latson
President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT 31.2

SECTION 302 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF EMONECO, INC.

I, Don Latson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of eMONEco, Inc.;

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

Date: September 22, 2014	/s/ Don Latson
Don Latson
President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF EMONECO INC.

In connection with the accompanying Quarterly Report on Form 10-Q of eMONEco, Inc. for the quarter ended July 31, 2014, the undersigned, Don Latson, President and Chief Executive Officer, principal accounting officer and principal financial officer, of eMONEco, Inc., does hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) such Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 fairly presents, in all material respects, the financial condition and results of operations of eMONEco, Inc.

Date:  September 22, 2014

/s/ Don Latson
Don Latson
President and Chief Executive Officer, principal accounting officer and principal financial officer