Form 10-K
period 2014-10-31
Emoneco, Inc.
filed 2015-02-13
CIK 1482278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No   ☒

As of February 13, 2015, the registrant had 52,680,000 shares of common stock issued and outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $30,478,065.

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

On December 16, 2013, the Registrant filed a Certificate of Amendment to its Articles of Incorporation (“Certificate”) with the Secretary of State of the State of Nevada to increase the number of shares of authorized capital of the Company from 75,000,000 shares of common stock, $0.001 par value per share, to 500,000,000 shares of common stock, $0.001 par value per share. The amendment was approved by the officers and directors of the Registrant in accordance with the laws of the state of Nevada. On November 25, 2013, the Board of Directors approved a dividend equal to 13 shares for each 1 share held at that time.   The effect of the dividend was a forward split of 13:1, which was deemed effective on December 23, 2013 along with the name change which had been approved by the shareholder on April 17, 2013 as duly noted in the Form 14C filed by the Registrant on August 9, 2013.  The name change and the forward split were 2 of several conditions for closing the MOBILE MONE Licensing Agreement. As the dividend originally proposed was 2:1, upon further analysis by the Board of Directors, the dividend was adjusted to 13:1 to better reflect the capital strategy as several months had passed since the original execution of the MOBILE MONE Licensing Agreement.  The Board’s decision in no way undermined the purpose and intent of the contract and the change in dividend was approved by the principals of JBD Consulting, LLC.

To date we have not generated any revenue. Since the signing of the MOBILE MONE Licensing Agreement and the appointment of Donald E. Latson to the Board of Directors on April 16, 2013, the Company has been engaged in operation related to the research and development of the mobile payments, remittance, banking, and commerce software, developing marketing strategies and recruiting telecom providers, banks, and other third party partners for the development of the business based on the MOBILE MONE Licensing Agreement.

Product

Mobile Monē or MobileMone.com is a comprehensive prepaid financial services product suite, available in the market first quarter of 2015, combining all five (5) of the most requested financial services in a single product:

• Pre-Paid Program Management Services
• Pre-Paid Card Programs
• Gift Card Programs
• Merchant Services
• Under-banked and Unbanked Services
• Person-to-Person Services
• Account-to-Account Transfer Services
• Merchant Network Services
• Remittance Services

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

Mobile Monē helps you embrace increasing demand for Person-to-Person payments and grow your customer base and revenue outside traditional methods.

Mobile Monē — the only multi-channel, P2P payments solution developed for financial  institutions — lets your customers securely send money to anyone, anytime, anyplace, anywhere.  Imagine the strength of your brand coupled with the power of a pioneering FDIC individually insured mobile bank account.

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

Number of Holders

As of October 31, 2014, the 132,513,329 issued and outstanding shares of common stock were held by a total of 12 shareholders of record.

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

Recent Sales of Unregistered Securities

There were no recent Sales of Unregistered Securities

Use of Proceeds of Registered Securities.

There were no sales or proceeds during the calendar year ended October 31, 2014, for the sale of registered securities.

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

On April 4, 2014, pursuant to the Reorganization and Exclusive Sponsorship Licensing Agreement, the Company issued 100 shares of Series A Preferred Shares to JBD Consulting, LLC.  As a result, the transaction was closed and JBD Consulting, LLC became the controlling person of the Company.

Over the next twelve months we intend to build our operations and staff to implement our long term goals.  As we have failed to secure financing to implement our full operations, little has changed since our last quarterly report beyond expenses, product development and implementation activities. We are currently engaging key personnel in compliance, marketing and software development. We are now staffing our sales team with National, Regional, and Local sales representatives as well as support staff and territorially based strategic product distribution partners.

The company will complete the design of marketing materials, training programs and distributor support programs by the end of the first quarter of 2015 and will launch its corporate website, mobile monē site, and support portal in March of 2015.  The company’s initial sales staff has completed training and will become active March 1, 2015 and as a result, the company anticipates generating sales revenues by the end of the second quarter of this year (May – June).

RESULTS OF OPERATIONS

The twelve months ended October 31, 2014 and 2013

We recorded no revenues for the twelve months ended October 31, 2014 and 2013.

For the twelve months ending October 31, 2014, general and administrative expenses were $547,133. For the twelve months ending October 31, 2013, general and administrative expenses were $223,415.

Operating expenses, consisting solely of general and administrative expenses in the year ended October 31, 2014.  General and administrative expenses consist primarily of management fees, rent, filing fees, share transfer fees, accounting fees, consulting fees and service providers for marketing and software development.

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

LIQUIDITY AND CAPITAL RESOURCES

Twelve Months Ended October 31, 2014

As of October 31, 2014, we had assets totaling $30,078 and our total liabilities were $809,216, comprised of $125,000 in related party notes payable, a convertible note payable of $34,328, net of discounts of $5,672, derivative liability of $45,254, convertible loans of $188,200, advances from related parties of $66,539, accounts payable and accrued expenses totaling $120,618, and $229,277 in accounts payable due to related parties.

As of October 31, 2013, we had $565 in assets and $290,560 in liabilities. Stockholders’ deficit increased from $289,995 as of October 31, 2013 to $779,138 as of October 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the twelve months ended October 31, 2014 cash provided by financing activities was $309,879, which consists of proceeds from related party advances of $1,679 less $5,000 in repayments of related party advances, $188,200 in proceeds from the issuance of convertible notes, and $160,000 in proceeds from related party notes less $35,000 in payments on related party notes.

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

GOING CONCERN

The independent auditors' report accompanying our October 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has incurred losses since inception resulting in an accumulated deficit of $1,036,972 as of October 31, 2014 and further losses are anticipated in the development of the business raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
eMONEco, Inc.
Leawood, Kansas

We have audited the accompanying balance sheets of eMONEco, Inc. (the “Company”) as of October 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended October 31, 2014 and 2013. eMONeco, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eMONEco, Inc. as of October 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended October 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
February 13, 2015

eMONEco, Inc.
Balance Sheets

	October 31, 2014	October 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$15,078	$565
Mobile Mone Reserve	10,000	-
Eagle ABA Program Reserve	5,000	-
Total current assets	30,078	565
TOTAL ASSETS	$30,078	$565

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable
Accounts payable and accrued expense	$120,618	$66,827
Accounts payable-related party	229,277	98,302
Total accounts payable	349,895	165,129
Other Current Liabilities
Advances from related parties	66,539	69,861
Convertible loans	188,200	-
Convertible note payable, net discount of $5,672 and $29,181, respectively	34,328	-
Derivative liability	45,254	-
Total Other Current Liabilities	334,321	69,861
Long Term Liabilities
Notes payable, related party	125,000	-
Convertible note payable, net	-	10,819
Derivative liability	-	44,751
Total Long Term Liabilities	125,000	55,570
Total Liabilities	809,216	290,560

STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 10,000,000 shares authorized, 100 Series A designated and issued as of October 31, 2014 and none at October 31, 2013	1	-
Common stock $0.001 par value, 500,000,000 shares authorized, 132,513,329 shares issued and outstanding at October 31, 2014 and 154,180,000 at October 31, 2013	132,513	154,180
Additional paid-in capital	125,320	(4,680)
Accumulated deficit	(1,036,972)	(439,495)
TOTAL STOCKHOLDERS' DEFICIT	(779,138)	(289,995)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,078	$565

The accompanying notes are an integral part of these financial statements

eMONEco, Inc.
Statements of Operations

	Year Ended	Year Ended
	October 31, 2014	October 31, 2013

Operating Costs
General and Administrative	$547,133	$223,415
Impairment loss	-	6,500
Total Operating Costs	(547,133)	(229,915)
Amortization expense	(23,509)	(10,819)
Interest expense	(26,332)	(1,549)
Derivative expense	(503)	(4,751)
Net Loss	$(597,477)	$(247,034)

Net Loss per share basic and diluted	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding basic and diluted	245,536,160	154,180,000

The accompanying notes are an integral part of these financial statements

eMONEco, Inc.
Statements of Stockholders' Deficit

					Additional
	Common	Stock	Preferred	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance October 31, 2012	154,180,000	$154,180	-	$-	$(12,180)	$(192,461)	$(50,461)
Donated services	-	-	-	-	7,500	-	7,500
Net loss	-	-	-	-	-	(247,034)	(247,034)
Balance October 31, 2013	154,180,000	154,180	-	-	(4,680)	(439,495)	(289,995)
Stock issued for services	108,333,329	108,333	-	-	-	-	108,333
Issuance of Series A Preferred Stock	-	-	100	1	-	-	1
Shares cancelled and returned to treasury	(130,000,000)	(130,000)	-	-	130,000	-	-
Net loss	-	-	-	-	-	(597,477)	(597,477)
Balance October 31, 2014	132,513,329	$132,513	100	$1	$125,320	$(1,036,972)	$(779,138)

The accompanying notes are an integral part of these financial statements

eMONEco, Inc.
Statements of Cash Flows
	Year Ended	Year Ended
	October 31, 2014	October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(597,477)	$(247,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	-	6,500
Stock issued for services	108,334	-
Donated services	-	7,500
Amortization of debt discount	23,509	10,819
Derivative expense	503	4,751
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	53,790	62,349
Accounts payable-related party	130,975	98,302
Net cash used in operating activities	(280,366)	(56,813)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Mone Reserve	(10,000)	-
Eagle Bank ABA Program Reserve	(5,000)	-
Net cash used in investing activities	(15,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	1,679	27,373
Repayments of related party advances	(5,000)	(10,000)
Proceeds from issuance of convertible notes	188,200	40,000
Proceeds from related party notes	160,000	-
Payments on related party notes	(35,000)	-
Net cash provided by financing activities	309,879	57,373

Net change in cash and cash equivalents	14,513	560
Cash and cash equivalents at beginning of period	565	5
Cash and cash equivalents at end of period	$15,078	$565

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :
Interest	$-	$-
Income Taxes	$-	$-
Non Cash Investing and Financing Activities:
Debt discount on convertible note	$-	$40,000
Treasury stock retirement	$130,000	$-

The accompanying notes are an integral part of these financial statements

eMONEco, Inc. Notes To The Financial Statements October 31, 2014

1.  NATURE OF OPERATIONS

eMONEco, Inc. (“the Company”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties.

On April 15, 2013, the Company entered into a Reorganization and Exclusive Sponsorship Licensing Agreement with JBD Consulting LLC and Mobile Mone, Inc. to provide mobile payments, remittance, banking and commerce services and has totally abandoned previous plans to exploit and develop natural resource properties.

On November 14, 2013, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada, changing the name of the Corporation to “eMONEco, Inc.” from Mascot Ventures, Inc. This became effective November 25, 2013.

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

eMONEco Inc.
Notes to the Financial Statements
October 31, 2014

Development Stage Company

The Company is a development stage company as defined under the then current Financial Accounting Standards Board (“FASB) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company and that the statement of operations, stockholder’s deficit and cash flows disclosed activity since the date of our inception (September 25, 2007) as a development stage company. Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

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

Fair Value of Financial Instruments

Under the Financial Account Standards Board Accounting Standards Codification (“FASB ASC”), we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

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

eMONEco, Inc.
Notes to the Financial Statements
October 31, 2014

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

Income Taxes

The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At October 31, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company’s results of operations, financial position or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

eMONEco, Inc.
Notes to the Financial Statements
October 31, 2014

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

During the year ended October 31, 2014, the Company incurred $141,500 in consulting fees to JBD Consulting LLC, which is owned by the CEO of the Company.  Effective April 2013, the Company agreed to pay JBD Consulting LLC $10,000 per month for consulting services.  Included in accounts payable-related parties are the fees earned but not yet paid of $179,202 and $98,302 at October 31, 2014 and 2013, respectively.

As of October 31, 2014, there were advances from the majority shareholder and a related party totaling $66,539. These were made in order to assist in meeting general and administrative expenses. They carry no interest or maturity date, are unsecured and due upon demand.

During the year ended October 31, 2014, the Company incurred $40,075 in consulting fees to Whale Tail Enterprises, LLC, which is owned by the COO of the Company.  Effective April 2013, the Company agreed to pay Whale Tail Enterprises, LLC $3,000 per month for consulting services.  Included in accounts payable-related parties are the fees earned but not yet paid of $40,075 at October 31, 2014.

During the year ended October 31, 2014, the Company incurred $15,000 in management fees by the CEO.  The Company agreed to pay its CEO $2,500 per month for management services.  Included in accounts payable-related parties are the fees earned but not yet paid of $10,000 at October 31, 2014.

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

eMONEco, Inc.
Notes to the Financial Statements
October 31, 2014

On April 4, 2014, the Company issued 100 Series A Preferred stock to JBD Consulting LLC.

On September 30, 2014, 130,000,000 shares of common stock were cancelled and returned to treasury.

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

The provision for refundable federal income tax consists of the following for the periods ending:

	October 31, 2014	October 31, 2013
Net operating loss	$203,000	$83,990
Change in valuation allowance	(203,000)	(83,990)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:	October 31, 2014	October 31,2013
Net operating loss carryover	$352,400	$149,420
Less: Valuation allowance	(352,400)	(149,420)
Net deferred tax asset	$-	$-

At October 31, 2014, the Company had an unused net operating loss carry-forward approximating $1,036,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2032.

eMONEco, Inc.
Notes to the Financial Statements
October 31, 2014

6. CONVERTIBLE NOTES PAYABLE and CONVERTIBLE LOANS

On July 22, 2013, the Company issued a Convertible Note (the “Note”) to Aldebourne, Ltd. (the Note holder) in connection with a $40,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principal and accrued interest upon three (3) days’ written notice to the holder. The Company may pay 150% of the entire outstanding principal amount of the Note plus any accrued or unpaid interest. The Note holder retains the right to convert at any time, outstanding balance and accrued interest into shares of the Company’s common stock at a conversion price equal to 70% of the average lowest trading price for the five days prior to the conversion date. The Company recorded a discount of $40,000 related to the derivative liability at inception and a derivative expense of $14,795 at inception. The Company recorded amortization of $23,509 related to the discount during the year ended October 31, 2014. During the year ended October 31, 2014, the Company recorded a derivative liability of $45,254 and a derivative expense of $503. The interest rate is 14% per annum and the maturity date is July 21, 2015. The total accrued interest as of October 31, 2014 is $7,148.

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

On December 10, 2013, the Company issued a Convertible Promissory Note (the “Note”) to Pro Players LLC, a company managed by the director and Secretary of the Company, in connection with a $10,000 working capital loan to the Company. The Note matures on December 10, 2014 and carries an interest rate of 14% which will accrue and become due and payable with the principal. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share.

On December 27, 2013, the Company issued a Convertible Promissory Note (the “Note”) to Pro Players LLC, a company managed by the director and Secretary of the Company, in connection with a $10,000 working capital loan to the Company. The Note matures on December 10, 2014 and carries an interest rate of 14% which will accrue and become due and payable with the principal. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share.

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

7. NOTES PAYABLE - RELATED PARTY

On September 9, 2014, the Company issued a Promissory Note (the “Note”) to JBD Consulting, LLC in connection with a $35,000 working capital loan to the Company. The Note matures on September 9, 2015 and carries no interest rate. This loan was repaid to JBD Consulting, LLC on October 2, 2014.

On September 23, 2014, the Company issued a Promissory Note (the “Note”) to JBD Consulting, LLC in connection with a $75,000 working capital loan to the Company. The Note matures on September 23, 2017 and carries an interest rate of 14% which will accrue and become due and payable with the principal.

eMONEco, Inc.
Notes to the Financial Statements
October 31, 2014

On October 17, 2014, the Company issued a Promissory Note (the “Note”) to JBD Consulting, LLC in connection with a $50,000 working capital loan to the Company. The Note matures on October 17, 2017 and carries an interest rate of 14% which will accrue and become due and payable with the principal.

8. SUBSEQUENT EVENTS

On December 24, 2014, JBD Consulting, LLC returned to the Company 79,833,329 shares of common stock, which have been placed in treasury retaining a balance of 28,500,000 shares of common stock.

On December 24, 2014, the Company issued 9,999,900 preferred shares to JBD Consulting, LLC making it the owner of 100% of the Preferred Stock of the Company.

On February 13, 2015, there are a total of 500,000,000 common shares and 10,000,000 preferred shares authorized, of which 52,680,000 shares of common stock and 10,000,000 shares of preferred stock are issued and outstanding.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure..

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
•
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

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of October 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)
Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Based on our assessment, our Chief Executive and Chief Financial Officer believes that, as of October 31, 2014, our internal control over financial reporting is not effective based on those criteria.

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

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended October 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following table sets forth information regarding our executive officer and directors.

Name and Address	Age	Position(s)

Donald E. Latson	51	Director, President, CFO, CEO, Treasurer

Dale Davis	45	Director, Secretary

Dale Davis is an officer and a Director since April 9, 2013, when he was appointed by Wendy Wildmen, then the sole director. Elliott Lydell (Dale) Davis, born March 25, 1969 in Toccoa, Georgia is the founder and CEO of both Pro Player Holdings and The Dale Davis Foundation for at Risk Youth, which grants scholarships across the country. Mr. Davis, a graduate of Clemson University with a degree in Business Management, was drafted by the Indiana Pacers in the first round of the 1991 National Basketball Association (NBA) Draft (13th overall).

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

Mr. Latson’s professional foundation began in 1987 with Dictaphone Corporation in Tampa, Florida where he rapidly rose through the company’s ranks and was promoted to its headquarters in Stratford, CT, in 1990.  In the company’s world headquarters Mr. Latson served as Marketing Manager and Marketing Director responsible for the development of strategic alliances, and management of new product launch activities.

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

Code of Ethics.

We do not have a code of ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last two fiscal years ended on October 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Donald Latson	2014	15,000(1)	0	108,333(2)	0	0	0	141,500(3)	264,833
President	2013	0	0	0	0	0	0	0	0
Dale Davis	2014	0	0	0	0	0	0	0	0
Secretary	2013	0	0	0	0	0	0	0	0
Wendy Wildman	2014	0	0	0	0	0	0	0	0
Pres. (resigned)	2013	0	0	0	0	0	0	0	0
Clive Hope	2014	0	0	0	0	0	0	0	0
Sec. (resigned)	2013	0	0	0	0	0	0	0	0

(1) During the year ended October 31, 2014, the Company incurred $15,000 in management fees by the CEO.  The Company agreed to pay its CEO $2,500 per month for management services.

(2) On November 20, 2013, the Company issued a total of 108,333,329 shares of restricted common stock to JBD Consulting, LLC pursuant to the terms of the MONE Licensing Agreement. The fair value of the shares on the date of issuance was $108,333. JBD Consulting, LLC is owned by the CEO of the Company.  On December 24, 2014, JBD Consulting, LLC returned to the Company 79,833,329 shares of common stock, which have been placed in treasury retaining a balance of 28,500,000 shares of common stock.

(3) During the year ended October 31, 2014, the Company incurred $141,500 in consulting fees to JBD Consulting LLC, which is owned by the CEO of the Company.

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

As of October 31, 2014, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

None of our directors have received monetary compensation since our inception until October 31, 2014. We currently do not pay any compensation to our directors serving on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of February 13, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 52,680,000 shares of our common stock issued as of February 13, 2015. Unless otherwise indicated, the address of each stockholder listed below is c/o eMONEco, Inc., 4745 W. 136th Street, Leawood, KS 66224.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	JBD Consulting, LLC1	28,500,000	54.10%
Common Stock	Dale Davis2	0	0.00%
Common Stock	All officers and directors (2 persons)	28,500,000	54.10%

1.	Don E. Latson, the President and CEO of the Company is the principal of JBD Consulting, LLC
2.	Dale Davis is a Director and Officer of the Company

Changes in Control.

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K, currently.  Per the terms of the MONE Licensing Agreement, JBD Consulting, LLC, which is owned by the CEO of the Company, was shall be issued 100 shares of Series A Preferred stock which voting rights, in total, will equal, at all times, 51% of the then voting.  The Series A Preferred shares convert at the same rate and each share shall carry a pro rata conversion feature.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On November 20, 2013, we issued a total of 108,333,329 shares of restricted common stock (post forward stock split) to JBD Consulting, LLC pursuant to the terms of the MONE Licensing Agreement. Don E. Latson, a member of the Board of Directors and our CEO and President, is the principal of JBD Consulting, LLC.  Mr. Latson or JBD Consulting, LLC shall receive 100 shares of Series A Preferred shares that vote and convert to common at a rate always equal to 51% of the total voting rights of all other shares.  Additionally, the transaction itself is between the Company and JBD Consulting, LLC, who shall be the beneficiary of the licensing arrangements stated therein.  A copy of the transaction can be found in the Form 8-K filed with the Commission of April 17, 2013.

Director independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

 Item 14. Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed in each of the fiscal years ended October 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K and Form 10-Q, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $29,239 and $11,690 respectively.

Audit-Related Fees.

For each of the fiscal years ended October 31, 2014 and 2013, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

None.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation of the Registrant*
3.1.1	Articles of Incorporation of Mascot Ventures, Inc. filed with the Secretary of State of the State of Nevada September 27, 2007*
3.1.2	Certificate of Amendment to Articles of Incorporation of Mascot Ventures filed with the Secretary of State of the State of Nevada December 16, 2013***
3.2	Bylaws of the Registrant*
10.1	Reorganization And Exclusive Sponsorship Licensing Agreement dated April 15, 2013**

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002***
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley***

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

EMONECO, INC.

Dated: February 13, 2015	By:	/s/ Donald E. Latson
	Title:	President CEO, CFO and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 13, 2015	By:	/s/ Donald E. Latson
	Title:	President CEO, CFO and Treasurer