Form 10-Q
period 2015-01-31
Emoneco, Inc.
filed 2015-03-23
CIK 1482278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54298

eMONEco INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0818756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4901 W. 136th Street
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

Large accelerated filer                 ☐              Accelerated filer    ☐ Non-accelerated filer    ☐   (Do not check if a smaller reporting company)         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):   Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                             Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 23, 2015, there were 52,680,000 shares of common stock, $0.001 par value per share, outstanding.

eMONEco, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JANUARY 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of eMONEco, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things,need for and ability to obtain additional financing, the possibility that the Company may not be able to successful launch its mobile banking operations, the exercise of an anticipated majority holding through our Preferred Series A shares  controlled by the Company’s CEO holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

eMONEco, Inc.
Balance Sheets (Unaudited)
	January 31, 2015	October 31, 2014

ASSETS

Current Assets
Cash and cash equivalents	$2,285	$15,078
Mobile Mone Reserve	10,000	10,000
Eagle ABA Program Reserve	5,000	5,000
Total current assets	17,285	30,078

TOTAL ASSETS	$17,285	$30,078

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable
Accounts payable and accrued expense	$160,568	$120,618
Accounts payable-related party	260,777	229,277
Total accounts payable	421,345	349,895

Other Current Liabilities
Advances from related parties	96,545	66,539
Convertible loans	188,200	188,200
Convertible note payable, net discount of $2,439 and $5,672 at January 31, 2015 and October 31, 2014, respectively	37,561	34,328
Derivative liability	45,028	45,254
Total Other Current Liabilities	367,334	334,321

Long Term Liabilities
Notes payable, related party	125,000	125,000
Total Long Term Liabilities	125,000	125,000

Total Liabilities	913,679	809,216

STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 10,000,000 shares authorized, 100 Series A designated and issued as of January 31, 2015 and October 31, 2014	1	1
Common stock $0.001 par value, 500,000,000 shares authorized, 52,680,000 shares issued and outstanding at January 31, 2015 and 132,513,329 at October 31, 2014	52,680	132,513
Additional paid-in capital	205,153	125,320
Accumulated deficit	(1,154,228)	(1,036,972)
TOTAL STOCKHOLDERS' DEFICIT	(896,394)	(779,138)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,285	$30,078

The accompanying notes are an integral part of these financial statements

eMONEco, Inc.
Statements of Operations (Unaudited)
	Three Months Ended	Three Months Ended
	January 31, 2015	January 31, 2014
Operating Costs
General and Administrative	$101,856	$167,859
Total Operating Costs	(101,856)	(167,859)
Amortization expense	(3,233)	(8,000)
Interest expense	(12,393)	(3,332)
Derivative income	226	10,004

Net Loss	$(117,256)	$(169,187)

Net Loss per share basic and diluted	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding
basic and diluted	82,183,622	238,962,605

The accompanying notes are an integral part of these financial statements

eMONEco, Inc.
Statements of Cash Flows (Unaudited)
	Three Months Ended	Three Months Ended
	January 31, 2015	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(117,256)	$(169,187)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	-	108,333
Amortization of debt discount	3,233	8,000
Derivative income	(226)	(10,004)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	39,950	5,353
Accounts payable-related party	31,500	3,000
Net cash used in operating activities	(42,799)	(54,505)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Mone Reserve	-	(10,000)
Net cash used in investing activities	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	30,006	1,500
Repayments of related party advances	-	(5,000)
Proceeds from issuance of convertible notes	-	70,000
Net cash provided by financing activities	30,006	66,500

Net change in cash and cash equivalents	(12,793)	1,995
Cash and cash equivalents at beginning of period	15,078	565
Cash and cash equivalents at end of period	$2,285	$2,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :
Interest	$-	$-
Income Taxes	$-	$-

Non Cash Investing and Financing Activities:
Treasury stock retirement	$79,833	$-

The accompanying notes are an integral part of these financial statements

eMONEco, Inc. Notes To The Financial Statements January 31, 2015 (Unaudited)

1.  NATURE OF OPERATIONS and BASIS OF PRESENTATION
eMONEco,Inc. (“the Company”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties.  The Company has no revenues and limited operating history.

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

The accompanying unaudited interim financial statements of eMONEco, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K annual report filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported, have been omitted.

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

Development Stage Company

The Company is a development stage company as defined under the Financial Accounting Standards Board (“FASB) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company and that the statement of operations, stockholder’s deficit and cash flows disclosed activity since the date of our inception (September 25, 2007) as a development stage company. Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

2.  RELATED PARTY TRANSACTIONS

During the three month period ended January 31, 2015, the Company incurred $30,000 in consulting fees to JBD Consulting, which is owned by the CEO of the Company. Effective April 2013, the Company agreed to pay JBD Consulting LLC $10,000 per month for consulting services. Included in accounts payable-related parties are the fees earned but not yet paid of $194,202 and $179,202 at January 31, 2015 and October 31, 2014, respectively.

During the three month period ended January 31, 2015, the Company incurred $9,000 in consulting fees to Whale Tail Enterprises, LLC, which is owned by the COO of the Company. Effective April 2013, the Company agreed to pay Whale Tail Enterprises, LLC $3,000 per month for consulting services. Included in accounts payable-related parties are the fees earned but not yet paid of $49,075 and $40,075 at January 31, 2015 and October 31, 2014, respectively.

During the three month period ended January 31, 2015, the Company incurred $7,500 in management fees by the CEO. The Company agreed to pay its CEO $2,500 per month for management services.  Included in accounts payable-related parties are the fees earned but not yet paid of $17,500 and $10,000 at January 31, 2015 and October 31, 2014, respectively.

During the three month period ended January 31, 2015, the Company received $30,006 in advances from JBD Consulting LLC. As of January 31, 2015, the advances from the majority shareholder and a related party totaled $96,545. These were made in order to assist in meeting general and administrative expenses. They carry no interest or maturity date, are unsecured and due upon demand.

eMONEco, Inc. Notes To The Financial Statements January 31, 2015 (Unaudited)

3. CONVERTIBLE NOTES PAYABLE and CONVERTIBLE LOANS

On July 22, 2013, the Company issued a Convertible Note Payable (the “Note”) to Aldebourne, Ltd. (the Note holder) in connection with a $40,000 working capital loan to the Company. The terms and conditions of the Note allow for the prepayment of principal and accrued interest upon three (3) days’ written notice to the holder. The Company may pay 150% of the entire outstanding principal amount of the Note plus any accrued or unpaid interest. The Note holder retains the right to convert at any time, outstanding balance and accrued interest into shares of the Company’s common stock at a conversion price equal to 70% of the average lowest trading price for the five days prior to the conversion date. The Company recorded a discount of $40,000 related to the derivative liability at inception and a derivative expense of $14,795 at inception. The Company recorded amortization of $3,233 related to the discount during the period ended January 31, 2015. The Company recorded a derivative liability of $45,028 as of January 31, 2015 and derivative income of $226 for the period ended January 31, 2015. The interest rate is 14% per annum and the maturity date is July 21, 2015. The total accrued interest as of January 31, 2015 is $8,559.

On November 12, 2013, the Company issued a Convertible Loan (the “Loan”) to Aldebourne, Ltd. in connection with a $50,000 working capital loan to the Company. The Loan matured on November 12, 2014 and carries an interest rate of 14% per annum, which will accrue and become due and payable with the principal. If either party decides to convert the Loan and all accrued interest at the maturity date or before, into common stock at a par value of $0.001 then the conversion rate will be $0.25 per share.

On December 10, 2013, the Company issued a Convertible Promissory Loan (the “Loan”) to Pro Players LLC in connection with a $10,000 working capital loan to the Company. The Loan matured on December 10, 2014 and carries an interest rate of 14% which will accrue and become due and payable with the principal. If either party decides to convert the Loan and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share. On March 11, 2015, the Loan was extended to mature on March 11, 2016.

On December 13, 2013, the Company issued a Convertible Promissory Loan (the “Loan”) to Pro Players LLC in connection with a $10,000 working capital loan to the Company. The Loan matured on December 13, 2014 and carries an interest rate of 14% which will accrue and become due and payable with the principal. If either party decides to convert the Loan and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share. On March 11, 2015, the Loan was extended to mature on March 11, 2016.

On March 25, 2014, the Company issued a Convertible Promissory Loan (the “Loan”) to Aldebourne Ltd. in connection with a $118,200 working capital loan to the Company. The Loan matures on March 25, 2015 and carries an interest rate of 14% which will accrue and become due and payable with the principal. If either party decides to convert the Loan and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share

4.  NOTES PAYABLE – RELATED PARTY

On September 23, 2014, the Company issued a Promissory Note (the “Note”) to JBD Consulting LLC in connection with a $75,000 working capital loan to the Company. The Note matures on September 23, 2017 and carries an interest rate of 14% which will accrue and become due and payable with the principal.

On October 17, 2014, the Company issued a Promissory Note (the “Note”) to JBD Consulting LLC in connection with a $50,000 working capital loan to the Company. The Note matures on October 17, 2017 and carries an interest rate of 14% which will accrue and become due and payable with the principal.

eMONEco, Inc. Notes To The Financial Statements January 31, 2015 (Unaudited)

5.  STOCKHOLDER’S DEFICIT

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

On December 16, 2013, the Company filed a Certificate of Amendment to the Articles of Incorporation with the State of Nevada, increasing the authorized Common Shares with as par value of $0.001 per share from 75,000,000 to 500,000,000. The Amendment included the designation of 10,000,000 Preferred Shares with a par value of $0.001 per share.

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

On April 4, 2014, the Company issued 100 Series “A” Preferred previously designated on December 17, 2013.

On September 30, 2014, 130,000,000 shares of common stock were cancelled and returned to treasury.

On December 24, 2014, JBD Consulting LLC returned to the Company 79,833,329 shares of common stock which have been placed in treasury retaining a balance of 28,500,000 shares of common stock.

On January 31, 2015, there are a total of 500,000,000 common shares and 10,000,000 preferred shares authorized, of which 52,680,000 shares of common and 100 shares of preferred stock are issued and outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of eMONEco, Inc., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the October 31, 2014 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 000-54298), as filed with the Securities and Exchange Commission on February 13, 2015.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Going Concern

To date, although the Company has significant operations in the development of its mobile banking product, the Company has no revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing we endeavor to obtain, as described in our Annual Report on Form 10-K (File No. 000-54298), as filed with the Securities and Exchange Commission on February 13, 2015, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions, loans from related parties, and loans from shareholders.  From our inception to January 31, 2015, we have raised a total of $50,500 from private offerings of our common stock and received net proceeds of $221,545 in loans and advances from a shareholder.

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

The Company has completed design of marketing materials, training programs and distributor support programs, and has launche its corporate website, mobile monē site, and support portal.  The Company’s initial sales staff has completed training and is currently engaged and as a result, the Company anticipates generating sales revenues by the end of the second quarter of this year (May – June).

 Results of Operations

The three months ended January 31, 2015 and 2014.

We recorded no revenues for the three months ended January 31, 2015 and 2014.

For the three months ended January 31, 2015, general and administrative expenses were $101,856, interest expense was $12,393, amortization expense was $3,233, and derivative income was $226.  For the three months ended January 31, 2014, general and administrative expenses were $167,859, interest expense was $3,332, amortization expense was $8,000 and derivative income was $10,004. Operating expenses, consisting solely of general and administrative expenses in the fiscal quarter ended January 31, 2015, consisted primarily of management fees, rent, filing fees, share transfer fees, accounting fees, consulting fees and service providers for marketing and software development.

Liquidity and Capital Resources

At January 31, 2015, we had a cash balance of $2,285.   We do not have sufficient cash on hand to commence building our sales staff or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our sales program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to build our sales platform and continue to develop the software and our business will fail.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of January 31, 2015. The material weakness identified is that we did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements and we do not have a proper segregation of duties in certain areas of our financial reporting process.

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

eMONEco, Inc.
(Name of Registrant)

Date: March 23, 2015	By:	/s/ Don Latson
Name: Don Latson
Title: President and Chief Executive Officer, principal accounting officer and principal financial officer