Form 10-Q
period 2015-04-30
Emoneco, Inc.
filed 2015-06-22
CIK 1482278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54298

eMONEco INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0818756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4901 W. 136th Street, Leawood, KS 66224
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

Yes [ ]	No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 22, 2015, there were 61,662,500 shares of common stock, $0.001 par value per share, outstanding.

eMONEco, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 30, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX
Unaudited Balance Sheets as of April 30, 2015 and October 31, 2014	F-1
Unaudited Statements of Operations for the Three and Six Months Ended April 30, 2015 and 2014	F-2
Unaudited Statements of Cash Flows for the Six Months Ended April 30, 2015 and 2014.	F-3
Notes to Financial Statements Unaudited	F-4 to F-6

eMONEco, Inc.
Balance Sheets (Unaudited)

	April 30, 2015	October 31, 2014

ASSETS

Current Assets
Cash and cash equivalents	$259	$15,078
Mobile Mone Reserve	10,000	10,000
Eagle ABA Program Reserve	5,000	5,000
Total current assets	15,259	30,078

TOTAL ASSETS	$15,259	$30,078

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable
Accounts payable and accrued expense	$200,621	$120,618
Accounts payable-related party	312,383	229,277
Total accounts payable	513,004	349,895

Other Current Liabilities
Advances from related parties	96,565	66,539
Convertible loans	188,200	188,200
Convertible note payable, net discount of $503 and $5,672 at April 30, 2015 and October 31, 2014, respectively	39,497	34,328
Derivative liability	30,206	45,254
Total Other Current Liabilities	354,468	334,321

Long Term Liabilities
Notes payable	125,000	125,000
Total Long Term Liabilities	125,000	125,000

Total Liabilities	992,472	809,216

STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 10,000,000 shares authorized, 100 Series A designated and issued as of April 30, 2015 and 100 at October 31, 2014, respectively	1	1
Common stock $0.001 par value, 500,000,000 shares authorized, 61,662,500 shares issued and outstanding at April 30, 2015 and 132,513,329 at October 31, 2014	61,663	132,513
Additional paid-in capital	1,553,962	125,320
Accumulated deficit	(2,592,839)	(1,036,972)
TOTAL STOCKHOLDERS' DEFICIT	(977,213)	(779,138)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,259	$30,078

The accompanying notes are an integral part of these financial statements.

eMONEco, Inc.
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Operating Costs

General and Administrative	$1,439,382	$153,266	$1,541,238	$321,124

Total Operating Costs	(1,439,382)	(153,266)	(1,541,238)	(321,124)
Amortization expense	(1,936)	(7,739)	(5,169)	(15,739)
Interest expense	(12,115)	(5,386)	(24,508)	(8,719)
Derivative income	14,822	9,716	15,048	19,720
Interest income	-	-	-	-
Net Loss	$(1,438,611)	$(156,675)	$(1,555,867)	$(325,862)

Net Loss per share basic and diluted	$(0.03)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	53,487,416	262,513,329	68,073,333	250,542,795

The accompanying notes are an integral part of these financial statements

eMONEco, Inc.
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	April 30, 2015	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,555,867)	$(325,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,357,792	108,334
Amortization of debt discount	5,169	15,739
Derivative income	(15,048)	(19,720)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	80,003	39,388
Accounts payable-related party	83,106	21,500
Net cash used in operating activities	(44,845)	(160,621)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Mone Reserve	-	(10,000)
Net cash used in investing activities	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	30,026	1,679
Repayments of related party advances	-	(5,000)
Proceeds from issuance of convertible notes	-	188,200
Proceeds from related party notes	-	-
Net cash provided by financing activities	30,026	184,879

Net change in cash and cash equivalents	(14,819)	14,258

Cash and cash equivalents at beginning of period	15,078	565
Cash and cash equivalents at end of period	$259	$14,823
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :
Interest	$-	$-
Income Taxes	$-	$-

Non Cash Investing and Financing Activities:
Treasury stock retirement	$79,833	$-

The accompanying notes are an integral part of these financial statements

eMONEco, Inc. Notes To The Financial Statements April 30, 2015 (Unaudited)

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

eMONEco, Inc. Notes To The Financial Statements April 30, 2015 (Unaudited)

2.  RELATED PARTY TRANSACTIONS

During the six month period ended April 30, 2015 and 2014, the Company incurred $61,000 and $81,500, respectively, in consulting fees to JBD Consulting, which is owned by the CEO of this Company. Effective April 2013, the Company agreed to pay JBD Consulting LLC $10,000 per month for consulting services. Accounts payable-related party are the fees earned but not yet paid of $224,202 and $179,202 at April 30, 2015 and October 31, 2014 respectively.

During the six month period ended April 30, 2015 and 2014, the Company incurred $18,106 and $24,075, respectively, in consulting fees to Whale Tail Enterprises LLC, which is owned by the COO of the Company. Effective April 2013, the Company agreed to pay Whale Tail Enterprises LLC $3,000 per month for consulting services. Included in accounts payable-related parties are the fees earned but not paid of $58,181 and $40,075 at April 30, 2015 and October 31, 2014 respectively.

During the six month period ended April 30, 2015 and 2014, the Company incurred $15,000 and $2,500, respectively, in management fees by the CEO. The Company agreed to pay its CEO $2,500 per month for management services. Included in the accounts payable- related parties are the fees earned but not yet paid of $30,000 and $10,000 at April 30, 2015 and October 31, 2014 respectively.

During the six month period ended April 30, 2015 and 2014, the Company received $30,026 and $1,679, respectively, in an advance from a related party. As of April 30, 2015 and 2014, the advances from the majority shareholder and related party totaled $96,565 and $ 66,539, respectively. These were made in order to assist in meeting general and administrative expenses. They carry no interest or maturity date, are unsecured and due upon demand.

3. CONVERTIBLE NOTES PAYABLE

On July 22, 2013, the Company issued a Convertible Note (the “Note”) to Aldebourne, Ltd. (the Note holder) in connection with a $40,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest upon three (3) days’ written notice to the holder. The Company may pay 150% of the entire outstanding principal amount of the Note plus any accrued or unpaid interest. The Note holder retains the right to convert at any time, outstanding balance and accrued interest into shares of the Company’s common stock at a conversion price equal to 70% of the average lowest trading price for the five days prior to the conversion date. The Company recorded a discount of $40,000 related to the derivative liability at inception and a derivative expense of $14,795 at inception. The Company recorded amortization of $5,169 and $3,233 related to the discount during the six months ended April 30, 2015 and 2014, respectively. The Company recorded a derivative liability of $30,206 and derivative income of $15,048 for the six months ended April 30, 2015.The interest rate is 14% per annum and the maturity date is July 21, 2015.The total accrued interest as of April 30, 2015 is $9,924.

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

eMONEco, Inc. Notes To The Financial Statements April 30, 2015 (Unaudited)

4. NOTES PAYABLE-RELATED PARTY

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

5.  STOCKHOLDERS’ DEFICIT

Preferred Stock

In their entirety, the Series A Preferred Shares, par value $0.001 per share, shall have the voting rights, at all times equal to 51% of the then voting rights of the Company. Each Preferred Share shall individually maintain voting rights equal to its pro rata allocation of the entirety of the Series, or 51%. Each share shall be convertible at an equal rate to voting rights. Any conversion of one or more Preferred Shares shall thereafter reduce the voting rights of the Series by the same.

Common Stock

On December 24, 2014, JBD Consulting LLC returned to the Company 79,833,329 shares of common stock which have been placed in treasury retaining a balance of 28,500,000 shares of common stock.

On April 17, 2015, the Company authorized and issued 8,982,500 shares of common stock to 18 individuals and 2 entities for consulting services rendered to the Company. The fair value of the shares on the date of issuance was $1,347,375.

On April 17, 2015, the Company granted stock options to purchase 2,367,500 shares of common stock at an exercise price of $0.15 per share to 12 individuals pursuant to their employment agreements. These options are exercisable over a period of ten years and vest in equal monthly installments during the five year employment terms. The Black-Scholes pricing model was used to estimate the fair value of the 2,367,500 options issued during the period, using the assumption of a risk free interest rate of 1.99%, dividend yield of 0%, volatility of 458% and an expected life of 10 years. We have determined these options to have an approximate fair value of $2, 343,825. Since the stock option awards vests over a 5 year period, the Company is expensing a total of approximately $39,064 monthly, beginning in May 2015, for these awards over the 5 year vesting period in accordance with FASB ASC718. A total of $10,417 was expensed for the period ended April 30, 2015 as stock based compensation.

On April 30, 2015, there are a total of 500,000,000 common shares and 10,000,000 preferred shares authorized, of which 61,662,500 shares of common and 100 shares of preferred stock are issued and outstanding.

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

Our activities have been financed from the proceeds of share subscriptions, loans from related parties, and loans from shareholders.  From our inception to April 30, 2015, we have raised a total of $50,500 from private offerings of our common stock and received net proceeds of $241,565 in loans and advances from a shareholder.

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

The Company has completed design of marketing materials, training programs and distributor support programs, and has launched its corporate website, mobile monē site, and support portal.  The Company’s initial sales staff has completed training and is currently engaged and as a result, the Company anticipates generating sales revenues by the end of the second quarter of this year (May – June).

On March 18, 2015, eMONEco, Inc. (the “Company”) entered into an Exclusive Sponsorship – Marketing/Business Development Agreement for the Continent of Africa (the “Agreement”) with Global Green International Holdings (“Global”). Pursuant to the Agreement, the Company agrees to provide Global with certain training and technical support relating to the Company’s mobile banking platform. Additionally, the Company will provide Global with ongoing marketing and sales services for the Company’s mobile banking platform for the duration of the term of the Agreement. The initial term of the Agreement is for seven years and will renew for successive one year periods unless either party notifies the other party in writing thirty days before the term’s expiration of intention not to renew. Global will receive a commission based on the users it enrolls in the mobile banking platform and their usage of said platform. For the Agreement to remain in effect after the first year, Global must have 55,000 active mobile banking accountholders at all times. In exchange for the Company’s services, Global is required to pay $5 million to the Company in three separate installments, $1.5 million of which is due upon the execution of the Agreement.
Results of Operations

The three and six months ended April 30, 2015 and 2014.

We recorded no revenues for the three and six months ended April 30, 2015 and 2014.

For the three months ended April 30, 2015, general and administrative expenses were $1,439,382, interest expense was $12,115, amortization expense was $1,936, and derivative income was $14,822.  For the three months ended April 30, 2014, general and administrative expenses were $153,266, interest expense was $5,386, amortization expense was $7,739 and derivative income was $9,716. Operating expenses, consisting solely of general and administrative expenses in the fiscal quarter ended April 30, 2015, consisted primarily of stock issuances for services, management fees, rent, filing fees, share transfer fees, accounting fees, consulting fees and service providers for marketing and software development.

For the six months ended April 30, 2015, general and administrative expenses were $1,541,238, interest expense was $24,508, amortization expense was $5,169, and derivative income was $15,048.  For the six months ended April 30, 2014, general and administrative expenses were $321,124, interest expense was $8,719, amortization expense was $15,739 and derivative income was $19,720. Operating expenses, consisting solely of general and administrative expenses in the fiscal quarter ended April 30, 2015, consisted primarily of  stock issuances for services, management fees, rent, filing fees, share transfer fees, accounting fees, consulting fees and service providers for marketing and software development.

Liquidity and Capital Resources

At April 30, 2015, we had a cash balance of $259.   We do not have sufficient cash on hand to commence building our sales staff or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our sales program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to build our sales platform and continue to develop the software and our business will fail.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of April 30, 2015. The material weakness identified is that we did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements and we do not have a proper segregation of duties in certain areas of our financial reporting process.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINING SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-164845), as filed with the Securities and Exchange Commission on February 2, 2010.
**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eMONEco, Inc.

Date: June 22, 2015	By:	/s/ Don Latson
	Name:	Don Latson
	Title:	President and Chief Executive Officer, principal accounting officer and principal financial officer