Form 10-Q
period 2015-07-31
Emoneco, Inc.
filed 2015-09-21
CIK 1482278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

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

As of September 21, 2015, there were 61,662,500 shares of common stock, $0.001 par value per share, outstanding.

eMONEco, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 31, 2015

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

eMONEco, Inc.
Balance Sheets (Unaudited)

	July 31, 2015	October 31, 2014

ASSETS

Current Assets
Cash and cash equivalents	$2,802	$15,078
Mobile Mone Reserve	10,000	10,000
Eagle ABA Program Reserve	5,000	5,000
Total current assets	17,802	30,078

TOTAL ASSETS	$17,802	$30,078

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable
Accounts payable and accrued expense	$239,286	$120,618
Accounts payable-related party	359,911	229,277
Total accounts payable	599,197	349,895

Other Current Liabilities
Advances from related parties	118,198	66,539
Convertible loans	188,200	188,200
Convertible note payable, net discount of $0 and $5,672 at July 31, 2015 and October 31, 2014, respectively	40,000	34,328
Derivative liability	29,980	45,254
Total Other Current Liabilities	376,378	334,321

Long Term Liabilities
Notes payable	125,000	125,000
Total Long Term Liabilities	125,000	125,000

Total Liabilities	1,100,575	809,216

Commitments

STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 10,000,000 shares authorized, 100 Series A designated and issued as of July 31, 2015 and 100 at October 31, 2014, respectively	1	1
Common stock $0.001 par value, 500,000,000 shares authorized, 61,662,500 shares issued and outstanding at July 31, 2015 and 132,513,329 at October 31, 2014	61,663	132,513
Additional paid-in capital	1,669,895	125,320
Accumulated deficit	(2,814,332)	(1,036,972)
TOTAL STOCKHOLDERS' DEFICIT	(1,082,773)	(779,138)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,802	$30,078

The accompanying notes are an integral part of these financial statements.

eMONEco, Inc.
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014

Operating Costs

General and Administrative	$208,695	$80,583	$1,749,933	$401,707
Total Operating Costs	(208,695)	(80,583)	(1,749,933)	(401,707)

Amortization expense	(503)	(7,800)	(5,672)	(23,539)
Interest expense	(12,523)	(8,117)	(37,031)	(16,836)
Derivative income (expense)	228	(20,450)	15,276	(730)
Net Loss	$(221,493)	$(116,950)	$(1,777,360)	$(442,812)

Net Loss per share basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	61,662,500	262,513,329	65,912,905	254,576,821

The accompanying notes are an integral part of these financial statements

eMONEco, Inc.
Statements of Cash Flows (Unaudited)

	Nine months Ended	Nine months Ended
	July 31, 2015	July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,777,360)	$(442,812)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	1,473,724	108,334
Amortization of debt discount	5,672	23,539
Derivative income	(15,276)	730
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	118,671	82,007
Accounts payable-related party	130,634	53,400
Net cash used in operating activities	(63,935)	(174,802)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Mone Reserve	-	(10,000)
Net cash used in investing activities	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	51,659	1,679
Repayments of related party advances	-	(5,000)
Proceeds from issuance of convertible notes	-	188,200
Net cash provided by financing activities	51,659	184,879

Net change in cash and cash equivalents	(12,276)	77

Cash and cash equivalents at beginning of period	15,078	565
Cash and cash equivalents at end of period	$2,802	$642
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :
Interest	$-	$-
Income Taxes	$-	$-

Non Cash Investing and Financing Activities:
Treasury stock retirement	$79,833	$-

The accompanying notes are an integral part of these financial statements

eMONEco, Inc. Notes To The Financial Statements July 31, 2015 (Unaudited)

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

2.  RELATED PARTY TRANSACTIONS

During the nine month period ended July 31, 2015 and 2014, the Company incurred $91,000 and $111,500 respectively, in consulting fees to JBD Consulting, which is owned by the CEO of this Company. Effective April 2013, the Company agreed to pay JBD Consulting LLC $10,000 per month for consulting services. Accounts payable-related party are the fees earned but not yet paid of $254,202 and $179,202 at July 31, 2015 and October 31, 2014 respectively.

During the nine month period ended July 31, 2015 and 2014, the Company incurred $33,134 and $33,075 respectively, in consulting fees to Whale Tail Enterprises LLC, which is owned by the COO of the Company. Effective April 2013, the Company agreed to pay Whale Tail Enterprises LLC $3,000 per month for consulting services. Included in accounts payable-related parties are the fees earned but not paid of $73,209 and $40,075 at July 31, 2015 and October 31, 2014 respectively.

During the nine month period ended July 31, 2015 and 2014, the Company incurred $22,500 and $10,000 respectively in management fees by the CEO. The Company agreed to pay its CEO $2,500 per month for management services. Included in the accounts payable- related parties are the fees earned but not yet paid of $32,500 and $10,000 at July 31, 2015 and October 31, 2014 respectively.

During the nine month period ended July 31, 2015 and 2014, the Company received $51,659 and $1,679 respectively in an advance from a related party. As of July 31, 2015 and October 31, 2014, the advances from the majority shareholder and related party totaled $118,198 and $ 66,539. These were made in order to assist in meeting general and administrative expenses. They carry no interest or maturity date, are unsecured and due upon demand.

eMONEco, Inc. Notes To The Financial Statements July 31, 2015 (Unaudited)

3. CONVERTIBLE NOTES PAYABLE

On July 22, 2013, the Company issued a Convertible Note (the “Note”) to Aldebourne, Ltd. (the Note holder) in connection with a $40,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest upon three (3) days’ written notice to the holder. The Company may pay 150% of the entire outstanding principal amount of the Note plus any accrued or unpaid interest. The Note holder retains the right to convert at any time, outstanding balance and accrued interest into shares of the Company’s common stock at a conversion price equal to 70% of the average lowest trading price for the five days prior to the conversion date. The Company recorded a discount of $40,000 related to the derivative liability at inception and a derivative expense of $14,795 at inception. The Company recorded amortization of $5,672 related to the discount during the nine month period ended July 31, 2015. The Company recorded a derivative liability of $29,980 and derivative income of $15,276 for the period ended July 31, 2015.The interest rate is 14% per annum and the maturity date was July 21, 2015.The total accrued interest as of July 31, 2015 is $11,336. The “Note” has been extended to mature on July 21, 2016.

On November 12, 2013, the Company issued a Convertible Note (the “Note”) to Aldebourne, Ltd. in connection with a $50,000 working capital loan to the Company. The Note matured on November 12, 2014 and carries an interest rate of 14% per annum, which will accrue and become due and payable with the principle. If either party decides to convert the Note and all accrued interest at the maturity date or before, into common stock at a par value of $0.001 then the conversion rate will be $0.25 per share. The “Note” has been extended to mature on November 12, 2015.

On December 10, 2013, the Company issued a Convertible Promissory Note (the “Note”) to Pro Players LLC in connection with a $10,000 working capital loan to the Company. The Note matured on December 10, 2014 and carries an interest rate of 14% which will accrue and become due and payable with the principle. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share. On March 11, 2015, the Loan was extended to mature on March 11, 2016.

On December 13, 2013, the Company issued a Convertible Promissory Note (the “Note”) to Pro Players LLC in connection with a $10,000 working capital loan to the Company. The Note matured on December 13, 2014 and carries an interest rate of 14% which will accrue and become due and payable with the principle. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share. On March 11, 2015, the “Note” was extended to mature on March 11, 2016.

On March 25, 2014, the Company issued a Convertible Promissory Note (the “Note”) to Aldebourne Ltd. in connection with a $118,200 working capital loan to the Company. The Note matured on March 25, 2015 and carries an interest rate of 14% which will accrue and become due and payable with the principle. If either party decides to convert the Note and all accrued interest at the maturity date or before into common stock at a par value of $0.001, then the conversion rate will be $0.25 per share The “Note” has been extended to mature on March 25, 2016.

4. NOTES PAYABLE-RELATED PARTY

On September 23, 2014, the Company issued a Promissory Note (the “Note”) to JBD Consulting LLC in connection with a $75,000 working capital loan to the Company. The Note matures on September 23, 2017 and carries an interest rate of 14% which will accrue and become due and payable with the principal.

On October 17, 2014, the Company issued a Promissory Note (the”Note”) to JBD Consulting LLC in connection with a $50,000 working capital loan to the Company. The Note matures on October 17, 2017 and carries an interest rate of 14% which will accrue and become due and payable with the principal.

eMONEco, Inc. Notes To The Financial Statements July 31, 2015 (Unaudited)

5.  STOCKHOLDER’S DEFICIT

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

On April 17, 2015, the Company granted stock options to purchase 2,367,500 shares of common stock at an exercise price of $0.15 per share to 12 individuals pursuant to their employment agreements. These options are exercisable over a period of ten years and vest in equal monthly installments during the five year employment terms. The Black-Scholes pricing model was used to estimate the fair value of the 2,367,500 options issued during the period, using the assumption of a risk free interest rate of 1.99%, dividend yield of 0%, volatility of 458% and an expected life of 10 years. We have determined these options to have an approximate fair value of $2,343,825. Since the stock option awards vests over a 5 year period, the Company is expensing a total of approximately $39,064 monthly, beginning in May 2015, for these awards over the 5 year vesting period in accordance with FASB ASC718. A total of $126,349 was expensed for the nine month period ended July 31, 2015 as stock based compensation.

On July 31, 2015, there are a total of 500,000,000 common shares and 10,000,000 preferred shares authorized, of which 61,662,500 shares of common and 100 shares of preferred stock are issued and outstanding.

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

Our activities have been financed from the proceeds of share subscriptions, loans from related parties, and loans from shareholders.  From our inception to July 31, 2015, we have raised a total of $50,500 from private offerings of our common stock and received net proceeds of $241,565 in loans and advances from a shareholder.

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

The Company has completed design of marketing materials, training programs and distributor support programs, and has launched its corporate website, mobile monē site, and support portal.  The Company’s initial sales staff has completed training and is currently engaged and as a result, the Company anticipates generating sales revenues by the middle of the fourth quarter of this year.

On March 18, 2015, eMONEco, Inc. (the “Company”) entered into an Exclusive Sponsorship – Marketing/Business Development Agreement for the Continent of Africa (the “Agreement”) with Global Green International Holdings (“Global”). Pursuant to the Agreement, the Company agrees to provide Global with certain training and technical support relating to the Company’s mobile banking platform. Additionally, the Company will provide Global with ongoing marketing and sales services for the Company’s mobile banking platform for the duration of the term of the Agreement. The initial term of the Agreement is for seven years and will renew for successive one year periods unless either party notifies the other party in writing thirty days before the term’s expiration of intention not to renew. Global will receive a commission based on the users it enrolls in the mobile banking platform and their usage of said platform. For the Agreement to remain in effect after the first year, Global must have 55,000 active mobile banking accountholders at all times. In exchange for the Company’s services, Global is required to pay $5 million to the Company in three separate installments, $1.5 million of which is due upon the execution of the Agreement.  As of the date of this filing, Global has made no payments toward the installments but has assured the Company that we will see funding by the end of the third quarter.  We will continue to keep the shareholders abreast of developments.

The Company is working to complete entering an agreement with an international processor and EMV card printer. The Company expects to have both completed in the 4th quarter of the calendar year and available for market use the 1st quarter of the new calendar year.

 Results of Operations

The three and nine months ended July 31, 2015 and 2014.

We recorded no revenues for the three and nine months ended July 31, 2015 and 2014.

For the three months ended July 31, 2015, general and administrative expenses were $208,695, interest expense was $12,523, amortization expense was $503, and derivative income was $228.  For the three months ended July 31, 2014, general and administrative expenses were $80,583, interest expense was $8,117, amortization expense was $7,800 and derivative expense was $20,450. Operating expenses, consisting solely of general and administrative expenses in the fiscal quarter ended July 31, 2015, consisted primarily of stock issuances for services, management fees, rent, filing fees, share transfer fees, accounting fees, consulting fees and service providers for marketing and software development.

For the nine months ended July 31, 2015, general and administrative expenses were $1,749,933 interest expense was $37,031, amortization expense was $5,672, and derivative income was $15,276.  For the nine months ended July 31, 2014, general and administrative expenses were $401,707, interest expense was $16,836, amortization expense was $23,539 and derivative expense was $730. Operating expenses, consisting solely of general and administrative expenses in the fiscal quarter ended July 31, 2015, consisted primarily of stock issuances for services, management fees, rent, filing fees, share transfer fees, accounting fees, consulting fees and service providers for marketing and software development.

Liquidity and Capital Resources

At July 31, 2015, we had a cash balance of $2,802.   We do not have sufficient cash on hand to commence building our sales staff or to fund our ongoing operational expenses beyond 12 months.  However, this pressure can be offset by pending opportunities that the company can benefit from, once its official flagship service is activated; otherwise,  we will need to raise funds to commence our sales program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, or the  completion of our service launch, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to build our sales platform and continue to develop the software and our business will fail.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of July 31, 2015. The material weakness identified is that we did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements and we do not have a proper segregation of duties in certain areas of our financial reporting process.

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

eMONEco, Inc.
(Name of Registrant)

Date: September 21, 2015	By:	/s/ Don Latson
Name: Don Latson
Title: President and Chief Executive Officer, principal accounting officer and principal financial officer